Form 10-Q
period 1995-09-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1995-11-14
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended:  September 30, 1995

                 Commission File Number 01-16532

         EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
 (Exact name of registrant as specified in its governing instruments)

         Delaware                            13-3486106
(State or other jurisdiction      (IRS Employer Identification No.)
of incorporation or organization)

                     1345 Avenue of the Americas
                      New York, New York  10105
       (Address of principal executive offices and zip code)

  Registrant's telephone number, including area code:(212) 969-1000

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
       None                                  Not Applicable

     Securities registered pursuant to Section 12(g) of the Act
              Units of Limited Partnership Interest
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Selected information from the Prospectus, dated July 15, 1988, and filed with the Securities and Exchange Commission on July 19, 1988 (File No. 33-20093), is incorporated by reference into Parts I, II and III of this Quarterly Report on Form 10-Q.

         EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1995 and December 31, 1994     3

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1995 and 1994                   4

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1995 and 1994                   5

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1995 and 1994                                6

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1995               7

Schedule of Portfolio Investments - September 30, 1995       8

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1995              14

Notes to Financial Statements                               15


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             24


                PART II - OTHER INFORMATION

Item 6.  Exhibits                                           30

                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
              STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


                                                        September
                                                        30, 1995      December 31,
                                            Notes      (Unaudited)       1994
ASSETS:

Investments                               2,10,12
 Enhanced Yield Investments at Value-
  Managed Companies
  (amortized cost of $91,268,556 at
  September 30, 1995 and $93,252,115 at
  December 31, 1994)                                  $ 69,382,195   $ 83,511,586
  Non-Managed Companies
  (amortized cost of $3,089,424 at
  September 30, 1995 and $3,534,916 at
  December 31, 1994)                                     3,240,260      4,891,456
 Temporary Investments
  (at amortized cost)                                   12,967,463     23,524,901
Cash                                                        23,900         85,291
Interest Receivable                          2,12        2,000,235      2,238,868
Note Receivable                               3,4        1,268,197      1,410,450
Prepaid Expenses                                             3,477              -

TOTAL ASSETS                                          $ 88,885,727   $115,662,552

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Professional Fees Payable                     9     $     17,388  $      24,161
  Independent General Partners'
    Fees Payable                                8           11,500          9,566
  Fund Administrative Expenses Payable          7           17,522         40,168
  Other Accrued Liabilities                                  6,991         10,327
    Total Liabilities                                       53,401         84,222

Partners' Capital
  Managing General Partner                    3,4        1,034,337      1,288,272
  Limited Partners (221,072 Units)              4       87,797,989    114,290,058
    Total Partners' Capital                             88,832,326    115,578,330

TOTAL LIABILITIES AND PARTNERS' CAPITAL               $ 88,885,727   $115,662,552



                 See the Accompanying Notes to Financial Statements.

                            EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                           For the Three Months Ended    For the Nine Months Ended
                                                           September       September     September     September
                                                           30, 1995        30, 1994       30, 1995      30, 1994
INVESTMENT INCOME - NOTES 2,12:
Interest                                                   $ 1,855,528    $ 1,572,865    $ 5,677,183  $ 5,783,729
Discount                                                         6,778        190,866         19,592      611,274
  TOTAL INVESTMENT INCOME                                    1,862,306      1,763,731      5,696,775    6,395,003

EXPENSES:
Investment Advisory Fee - Note 6                               247,041        308,691        795,572      975,017
Fund Administration Fees and Expenses - Note 7                 184,540        221,614        637,269      905,812
Independent General Partners' Fees and Expenses - Note 8        37,100         34,151        124,664      126,979
Professional Fees - Note 9                                       7,748         38,723         25,281      146,956
Valuation Expenses                                               2,700          4,000          6,381       15,672
Insurance Fees                                                       -            702              -        2,755
  TOTAL EXPENSES                                               479,129        607,881      1,589,167    2,173,191

NET INVESTMENT INCOME                                        1,383,177      1,155,850      4,107,608    4,221,812

NET CHANGE IN UNREALIZED DEPRECIATION
  ON INVESTMENTS - Note 12                                  (8,885,165)    (1,670,150)   (13,351,536) (13,566,947)

NET REALIZED GAINS ON INVESTMENTS- Note 10                   2,261,832      2,653,331      2,302,586    6,325,884

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                $(5,240,156)   $ 2,139,031    $(6,941,342) $(3,019,251)


            See the Accompanying Notes to Financial Statements.


           EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                 STATEMENTS OF CHANGES IN NET ASSETS
                             (UNAUDITED)


                                                For the Nine Months Ended
                                             September 30,    September 30,
FROM OPERATIONS:                                1995              1994

Net Investment Income                        $  4,107,608     $  4,221,812

Net Change in Unrealized Depreciation
  on Investments                              (13,351,536)     (13,566,947)

Net Realized Gains on Investments               2,302,586        6,325,884

Net Decrease in Net Assets Resulting
  from Operations                              (6,941,342)      (3,019,251)

Cash Distributions to Partners                (19,662,409)     (23,235,407)

Reduction in Managing General Partners'
  Contribution                                   (142,253)        (126,197)

Total Decrease                                (26,746,004)     (26,380,855)

NET ASSETS:

Beginning of Period                           115,578,330      145,821,277

End of Period                                $ 88,832,326     $119,440,422



       See the Accompanying Notes to Financial Statements.


                  EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine Months Ended
                                                       September 30,    September 30,
                                                           1995             1994
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest and Discount Income                          $  5,200,443     $  7,200,669
 Fund Administration Fees and Expenses                     (659,915)        (872,432)
 Investment Advisory Fee                                   (795,572)        (975,017)
 Independent General Partners' Fees and Expenses           (122,731)        (126,412)
 Valuation Expenses                                          (9,717)         (15,472)
 Sale of Temporary Investments, Net                      11,132,486        5,728,307
 Proceeds from Sales and Principal Payments
  of Enhanced Yield Investments                           4,891,556       12,557,431
 Professional Fees                                          (32,055)        (132,230)
 Insurance Fees                                              (3,477)          (4,140)
 General Partner Distribution Payable                             -          (47,582)
    Net Cash Provided by Operating Activities            19,601,018       23,313,122
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Distributions to Partners                         (19,662,409)     (23,235,407)
    Net Cash Used in Financing Activities               (19,662,409)     (23,235,407)
Net Increase (Decrease) in Cash                             (61,391)          77,715
Cash at the Beginning of the Period                          85,291           68,254
Cash at the End of the Period                          $     23,900     $    145,969

              RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM
               OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

 Net Decrease in Net Assets Resulting From Operations  $ (6,941,342)    $ (3,019,251)

 Adjustments to Reconcile Net Decrease in Net Assets
  Resulting from Operations to Net Cash Provided by
  Operating Activities:
 Decrease in Investments                                 13,721,454       17,160,009
 (Increase) Decrease in Accrued Interest
  and Discount Receivables                                 (496,332)         805,665
 Increase in Receivable for Investments Sold                      -       (5,200,154)
 Decrease in Other Accrued Liabilities                       (3,336)         (51,520)
 Increase (Decrease) in Fund Administration
   Expenses Payable                                         (22,646)          33,380
 (Increase) Decrease in Prepaid Expenses                     (3,477)           2,755
 Net Change in Unrealized Depreciation on Investments    13,351,536       13,566,947
 Increase in Independent General Partners' Fees Payable       1,934              566
 Increase (Decrease) in Professional Fees Payable            (6,773)          14,725
    Total Adjustments                                    26,542,360       26,332,373
Net Cash Provided by Operating Activities              $ 19,601,018      $23,313,122


               See the Accompanying Notes to Financial Statements.

                        EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                          (UNAUDITED)

                                                       Managing
                                                        General        Limited
                                               Notes    Partner        Partners       Total

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Partners' Capital at January 1, 1995                   $1,288,272   $114,290,058  $115,578,330
Cash Distributions to Partners                            (42,269)   (19,620,140)  (19,662,409)
Reduction in Managing General Partner's
  Contribution                                   3       (142,253)             -      (142,253)
Allocation of Net Investment Income             11         41,076      4,066,532     4,107,608
Allocation of Net Unrealized Depreciation
  on Investments                                12       (133,515)   (13,218,021)  (13,351,536)
Allocation of Net Realized Gains
  on Investments                                           23,026      2,279,560     2,302,586
Partners' Capital at September 30, 1995                $1,034,337   $ 87,797,989  $ 88,832,326



               See the Accompanying Notes to Financial Statements.

                                       EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)

  Principal                                                                                                                % Of
   Amount/                                                             Investment  Investment   Amortized       Value      Total
   Shares         Investment                                             Date        Cost         Cost        (Note 2)   Investments
                  ENHANCED YIELD INVESTMENTS
                  MANAGED COMPANIES

                  AMERICAN PAPER GROUP, LTD.
$ 595,683         American Paper Group, Ltd., Sub. Nts. 5% due 12/31/00*  01/18/94  $   404,111   $  437,798    $  437,798
996 Shares        American Paper Holdings Inc., Common Stock**            01/18/94       67,469       67,469        67,469
                                                                                        471,580      505,267       505,267      0.59
                  AMPEX RECORDING MEDIA CORP.
                    (Formerly 319 Holdings, Inc.)
$7,590,000        Ampex Recording Media Corp., Sr. Sub. Nt. Series A
                     14% due 07/31/99*(b)                                 12/31/90    5,541,261    5,775,086     1,897,500
$2,640,000        Ampex Recording Media Corp., Sr. Sub. Nt. Series B
                    14% due 07/31/99*(b)                                  06/28/91    1,939,711    2,004,927       660,000
$1,111,480        Ampex Recording Media Corp., Sr. Sub. Nt. Series A
                    18.4% due 07/31/99*(b)(c)                             01/31/93      531,300      531,300       122,263
$  386,602        Ampex Recording Media Corp., Sr. Sub. Nt. Series B
                    18.4% due 07/31/99*(b)(c)                             01/31/93      184,800      184,800        42,527
11.583 Warrants   Ampex Recording Media Corp., Class B Common Stock       12/31/90 &
                    Purchase Warrants**(e)                                06/28/91      287,892      287,892        80,500
                                                                                      8,484,964    8,784,005     2,802,790      3.27
                  LEXMARK HOLDING, INC.
$24,103,269       Lexmark International, Inc., Sr. Sub. Nts. 14.25%
                    due 03/31/01*                                         03/27/91   24,103,269   24,103,269    24,103,269
93,534.07 Shares  Lexmark Holding, Inc., Class B Common Stock**           03/27/91    9,353,407    9,353,407    12,627,099
                                                                                     33,456,676   33,456,676    36,730,368     42.91
                  PERGAMENT HOME CENTERS, INC. - Note 12
$2,543,200        Pergament Acq. Corp., Home Centers, Inc. Floating Rate
                    Demand Note due 07/31/00*                             10/18/91    2,543,200    2,543,200     2,543,200
299.2 Shares      Pergament Holding, Corp., Common Stock Class B**        02/28/89    6,732,000    6,732,000     1,683,000
109.2571 Shares   Pergament Holding, Corp., Common Stock Class C**        02/28/89            0            0             0
                                                                                      9,275,200    9,275,200     4,226,200      4.94
                  RI HOLDINGS, INC. - Notes 10,12
$11,123,914       RI Holdings, Inc., Sr. Sub. Nts. 16% due
                    08/31/01*(a)(b)                                       04/25/94    5,826,150    5,826,150     4,660,920
150,191 Shares    RI Holdings, Inc., Common Stock**                       09/01/89    1,501,910    1,501,910             0
104,211.03 Shares RI Holdings, Inc., Common Stock**                       Various         1,044        1,044             0
22,687.5 Shares   RI Holdings, Inc., Common Stock**                       04/25/94          227          227             0
92,045.09 Shares  RI Holdings, Inc., Common Stock**                       05/09/95          920          920             0
                                                                                      7,330,251    7,330,251     4,660,920      5.45

                                      See the Accompanying Notes to Financial Statements.


                                      EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                         (CONTINUED)
  Principal                                                                                                                 % Of
   Amount/                                                              Investment  Investment   Amortized       Value      Total
   Shares       Investment                                                Date        Cost         Cost        (Note 2)  Investments
                  TULIP HOLDING CORPORATION - Note 12
$ 4,394,288       Tulip Holding Corp., Sub. Nt.14.5% due
                    12/29/97*(a)(b)                                     12/29/89   $ 4,378,513  $ 4,387,394  $   219,714
$   222,161       Tulip Holding Corp., Sub. Nt.16.5% due
                    06/30/94*(a)(b)(c)                                  12/31/91       222,161      222,161            0
$   716,680       Tulip Holding Corp., Sub. Nt.16.5% due
                    06/30/94*(a)(b)(c)                                  12/31/92       716,680      716,680            0
$   323,462       Tulip Holding Corp., Sub. Nt.16.5% due
                    06/30/94*(a)(b)(c)                                  12/31/93       323,462      323,462            0
1,464.763 Shares  Tulip Holding Corp., Series A Exchangeable
                    Pref.Stock 15%*(b)                                  12/29/89     1,464,763    1,464,763            0
78,872 Warrants   Tulip Holding Corp., Common Stock Purchase Warrants** 12/29/89        15,774       15,774            0
                                                                                     7,121,353    7,130,234      219,714      0.26
                  UNITED STATES LEATHER HOLDINGS, INC. - Note 12
$14,616,000       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 01/31/04*                                       08/06/93    14,515,886   14,526,875   14,526,875
$    36,251       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    11/30/93        36,251       36,251            0
$   439,565       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    02/28/94       439,565      439,565            0
$   414,946       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    11/30/94       414,946      414,946            0
$   571,130       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    02/28/95       571,130      571,130            0
$   250,334       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    05/31/95       250,334      250,334            0
$   402,926       U.S. Leather Holdings, Inc., Sr. Sub. Deb. 15%
                    due 08/05/98*(a)                                    08/31/95       402,926      402,926            0
2,761.11 Shares   U.S. Leather Holdings, Inc., Sr. Sub. Pref. Stock
                    8% redeemable 03/31/01*(a)                          08/06/93     2,024,000    2,024,000            0
150,231 Shares    U.S. Leather Holdings, Inc., Jr. Sub. Pref.
                    Stock*(a)                                           08/06/93             0            0            0
150,231 Warrants  U.S. Leather Holdings, Inc., Non-Voting Common
                    Stock Purchase Warrants**                           08/06/93       186,918      186,918            0
                                                                                    18,841,956   18,852,945   14,526,875    16.97

                                      See the Accompanying Notes to Financial Statements.


                                      EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                       (CONTINUED)

  Principal                                                                                                                 % Of
   Amount/                                                              Investment  Investment   Amortized       Value      Total
   Shares       Investment                                                Date        Cost         Cost        (Note 2)  Investments

                USAT HOLDINGS INC.
297 Shares      USAT Holdings, Inc., Common Stock**                    01/05/90 &
                                                                       12/19/91   $ 3,560,182  $ 3,560,182  $ 3,560,182
                                                                                    3,560,182    3,560,182    3,560,182     4.16

                WB BOTTLING CORPORATION - Note 12
1.615 Shares    WB Bottling Corp., Preferred Stock**                   09/12/90       161,500      161,500       16,150
21,463 Shares   WB Bottling Corp., Common Stock**                      09/12/90 &
                                                                       08/11/92        87,296       87,296        8,729
                                                                                      248,796      248,796       24,879     0.03

                WSR ACQUISITION CORPORATION
$   935,000     Whitlock Acq. Corp., Sr. Sub. Nt. 15% due 05/31/00*    06/13/90       935,000      935,000      935,000
$ 1,190,000     R&S Acq. Corp., Inc., Sr. Sub. Nt. 15% due 05/31/00*   06/13/90     1,190,000    1,190,000    1,190,000
                                                                                    2,125,000    2,125,000    2,125,000     2.48

                TOTAL INVESTMENT IN MANAGED COMPANIES                             $90,915,958  $91,268,556  $69,382,195    81.06



                                      See the Accompanying Notes to Financial Statements.


                                      EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                        (CONTINUED)

  Principal                                                                                                                  % Of
   Amount/                                                              Investment  Investment   Amortized       Value       Total
   Shares        Investment                                                Date        Cost         Cost        (Note 2) Investments
                 NON-MANAGED COMPANIES

                 AMERICAN SAFETY RAZOR COMPANY - Notes 10,12
106,670 Shares   ASR Acquisition Corp., Common Stock(d)                 04/14/89    $   16,778  $   16,778   $1,013,365
1,571 Shares     ASR Acquisition Corp., Common Stock(d)                 05/22/89           246         246       14,925
                                                                                        17,024      17,024    1,028,290      1.20

                  APOLLO RADIO HOLDING CO., INC.
$  850,000        Apollo Radio Holding Co., Inc. Sr. Sub. Nt.
                    15% due 01/01/97*                                   06/01/90       850,000     850,000      850,000
29.75 Shares      Apollo Radio Holding Co., Inc., Common Stock**        06/01/90        61,788      61,788            0
25.5 Shares       Apollo Radio Holding Co., Inc., Common Stock**        04/03/90        52,962      52,962            0
9.2083 Warrants   Apollo Radio Holding Co., Inc., Common Stock
                    Purchase Warrants**                                 04/03/90             0           0            0
                                                                                       964,750     964,750      850,000      0.99

                  MTI HOLDINGS, INC. - Notes 10,12
$  471,360        MTI Holdings, Inc., Sr. Sec. Nt. 5% due 08/15/99*     07/01/94        471,360    471,360      235,680
22,376 Shares     MTI Holdings, Inc., Class B Common Stock**            07/01/94        510,000    510,000            0
                                                                                        981,360    981,360      235,680      0.28


                                      See the Accompanying Notes to Financial Statements.


                                      EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                      (CONTINUED)

  Principal                                                                                                                 % Of
   Amount/                                                           Investment  Investment    Amortized       Value        Total
   Shares         Investment                                            Date        Cost          Cost        (Note 2)   Investments
                  WESTERN PIONEER, INC. - Notes 10,12
$ 4,730,800       Western Pioneer, Inc., Sr. Sub. Nts. 10% due
                    12/01/02*(b)                                     11/30/94  $ 1,126,290   $ 1,126,290     $ 1,126,290
81,081 Warrants   Western Pioneer, Inc., Common Stock Purchase
                    Warrants**                                       11/30/94            0             0               0
                                                                                 1,126,290     1,126,290       1,126,290     1.32


TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $ 3,089,424   $ 3,089,424     $ 3,240,260     3.79

TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS                                 $94,005,382   $94,357,980     $72,622,455    84.85


                                      See the Accompanying Notes to Financial Statements.


                                      EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1995  (UNAUDITED)
                                                       (CONCLUDED)

Principal                                                                                                                 % Of
   Amount/                                                           Investment  Investment    Amortized       Value        Total
   Shares         Investment                                            Date        Cost          Cost        (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER

$2,450,000        South West Bell, 5.58% due 10/11/95                07/12/95  $  2,415,443    $ 2,446,203   $  2,446,203
$2,100,000        General Electric Capital, 5.75% due 10/04/95       08/15/95     2,083,229      2,098,994      2,098,994
$1,900,000        October Corp., 5.775% due 10/17/95                 09/08/95     1,888,113      1,895,123      1,895,123
$4,100,000        Allomon Funding Corp., 5.75% due 10/03/95          09/19/95     4,090,832      4,098,690      4,098,690
$2,430,000        ESC Securitization, 5.73% due 10/05/95             09/22/95     2,424,972      2,428,453      2,428,453

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                           12,902,589     12,967,463     12,967,463   15.15



                  TOTAL TEMPORARY INVESTMENTS                                  $ 12,902,589   $ 12,967,463   $ 12,967,463   15.15
                  TOTAL INVESTMENT PORTFOLIO                                   $106,907,971   $107,325,443   $ 85,589,918  100.00%



*    Restricted Security
**   Restricted Non-income Producing Security
***  Affiliated Companies
(a)  Includes receipt of payment-in-kind securities.
(b)  Non-accrual investment status.
(c)  Includes capitalized deferred income.
(d)  Publicly traded class of securities.
(e)  Underlying security publicly traded.



                                      EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                         (UNAUDITED)

                                                            PAR VALUE OR
                                             DATE OF          NUMBER OF    AMORTIZED      NET         REALIZED
SECURITY                                   TRANSACTION         SHARES        COST       PROCEEDS     GAIN (LOSS)

Polaris Pool Systems
  Common Stock                              03/22/95             -        $     -       $40,754(A)      $40,754

Total Net Realized Gains for the
  Three Months Ended March 31, 1995                                             -        40,754          40,754


Total Net Realized Gains for the
  Three Months Ended June 30, 1995                                              -             -               -

Haddon
  Common Stock                              08/09/95             -               -       27,879(A)       27,879
Polaris Pool Systems
  Common Stock                              08/09/95             -               -        8,001(A)        8,001
ASR Acquisition Corp.
  Series B Subordinated 13.5% Notes         08/03/95     1,499,929       1,499,929    1,529,928          29,999
J.P. Foodservice, Inc.
  Common Stock                              09/15/95       249,957       2,162,364    4,109,845       1,947,481
Multi-Turf
  Common Stock                              09/30/95            78.54       20,251      268,723         248,472

Total Net Realized Gains for the
  Three Months Ended September 30, 1995                                  3,682,544    5,944,376       2,261,832

Total Net Realized Gains for the
  Nine Months Ended September 30, 1995                                  $3,682,544   $5,985,130      $2,302,586


(A) Proceeds represent a distribution to the Fund from the escrow account.



                                      See the Accompanying Notes to Financial Statements.


          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                             (UNAUDITED)

1.  Organization and Purpose

    Equitable Capital Partners, L.P. (the "Fund") was formed along with Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund," and collectively with the Fund referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on February 2, 1988. The Funds' operations commenced on October 13, 1988.

    On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners (the "Limited Partners"), of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, (i) Alliance Corporate was admitted as the successor Managing General Partner of the Funds (ii) Equitable Capital withdrew from the Funds as Managing General Partner and assigned all of its interest as General Partner to Alliance Corporate and (iii) Alliance Corporate succeeded Equitable Capital as the investment adviser to the Funds pursuant to a new investment advisory agreement. Alliance Corporate (the "Investment Adviser") is a registered investment adviser under the Investment Advisers Act of 1940.

    Prior to July 22, 1993, Equitable Capital was responsible, subject to the supervision of the independent general partners of the Funds (the "Independent General Partners"), for the management of the Funds' investments. As of July 22, 1993, Alliance Corporate assumed such responsibilities in its capacity as Managing General Partner and Investment Adviser of the Funds.

    The Funds have elected to operate as business development companies under the Investment Company Act of 1940, as amended. The Funds seek current income and capital appreciation potential through investments in privately-structured, friendly leveraged acquisitions and other leveraged transactions. The Funds have pursued this objective by investing primarily in subordinated debt and related equity securities ("Enhanced Yield Investments") issued in conjunction with the "mezzanine financing" of friendly leveraged acquisitions and leveraged recapitalizations.

    As stated in the Partnership Agreement, the Retirement Fund will terminate on October 13, 1998, subject to the right of the Independent General Partners to extend the term of the Retirement Fund for up to two additional one year periods, after which the Retirement Fund will liquidate any remaining investments within five years.

2.  Significant Accounting Policies

Basis of Accounting

    For financial reporting purposes, the Fund's records are maintained using the accrual method of accounting.

Valuation of Investments

    Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

    For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A writeup in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair values of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Retirement Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

    Temporary Investments with maturities of 60 days or less are valued at amortized cost, which approximates market value. Temporary Investments which mature in more than 60 days, for which market quotations are readily available, are valued at the most recent bid price or the equivalent quoted yield obtained from one or more of the market makers.

    Interest Receivable on Investments

    Investments will generally be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Managing General Partner determines that there is no reasonable expectation of collecting interest.

    Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments from the Retirement Fund's portfolio companies are recorded at face value, unless the Managing General Partner determines that there is no reasonable expectation of collecting the full principal amounts of such securities.

    Income Taxes

    No provision for income taxes has been made since all income and losses are allocated to the Retirement Fund's partners ("Partners") for inclusion in their respective tax returns.

    Investment Transactions

    Enhanced Yield Investments - The Retirement Fund records transactions on the date on which it obtains an enforceable right to demand the securities or payment thereof.

    Temporary Investments - The Retirement Fund records transactions on the trade date.

    Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

    Sales, Marketing and Offering Expenses and Sales Commissions

    Sales commissions and selling discounts have been allocated to the specific Partners' accounts to which they are applicable. Sales, marketing and offering expenses are allocated between the Funds in proportion to the number of units issued by each Fund and to the Partners in proportion to their capital contributions.

3.  Note Receivable

    On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the nine months ended September 30, 1995, resulted in a $142,253 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

4.  Capital Contributions

    On October 13, 1988, the Retirement Fund closed the initial public offering of its units of Limited Partner interests ("Units"). Equitable Capital, the Retirement Fund's Managing General Partner at that time, accepted subscriptions for 221,072 Units and admitted 26,304 Limited Partners.

    The Limited Partners' total capital contributions were $220,848,730, after giving effect to volume discounts allowed of $223,270. Equitable Capital's aggregate capital contribution was in the form of a promissory note in the principal amount of $2,051,783. On July 22, 1993, Equitable Capital's note was canceled and Alliance Corporate, as successor Managing General Partner, made a capital contribution in the form of a promissory note, on such date, as described in Note 3. Sales, marketing and offering expenses and selling commissions have been charged against proceeds resulting in net capital contributed by Limited Partners of $203,146,793.

    Allocation of income, loss and distributions of cash are made in accordance with the Partnership Agreement as further discussed in Note 11.

5.  Sales, Marketing and Offering Expenses and Sales Commissions

    The Retirement Fund expended a total of $416,052 for the reimbursement of sales and marketing expenses. Aggregate sales and marketing expenses of the Funds may not exceed $2,528,415 or 0.5% of the aggregate capital contributions and were allocated proportionately to the number of Units issued by each Fund. Aggregate sales and marketing expenses for the Funds totaled $951,683.

    The Retirement Fund also paid $1,627,385 for the reimbursement of offering expenses. These expenses, along with the offering expenses of Equitable Capital Partners, L.P. and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totaled $4,711,806 as of September 30, 1995.

    For their services as selling agent, the Retirement Fund paid sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated in the amount of $15,251,770, of which Equico Securities Corporation, an affiliate of Equitable Capital, a related party, received $168,150 as a selected dealer.

6.  Investment Advisory Fee

    As of July 22, 1993, Alliance Corporate has been receiving a quarterly Investment Advisory Fee, at the annual rate of 1.0% of the Retirement Fund's Available Capital, with a minimum annual payment of $2,000,000 collectively for the Funds, less 80% of commitment, transaction, investment banking and "break-up" or other fees related to the Retirement Fund's investments ("Deductible Fees"). Available Capital is defined as the sum of the aggregate Net Capital Contributions of the Partners less the cumulative amount of returns of capital distributed to Partners and realized losses from investments. Since becoming the successor Managing General Partner of the Retirement Fund, Alliance Corporate has not received any Deductible Fees. Alliance Corporate is a related party of the Retirement Fund.

    The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the nine months ended September 30, 1995 and 1994 were $795,572, and $975,017, respectively. The decrease from 1994 to 1995 Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

    As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the nine months ended September 30, 1995 and 1994 were $530,576 and $611,808, respectively.

    In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred Administrative expenses of $106,693 and $294,004, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

8.  Independent General Partners' Fees and Expenses

    As compensation for their services, each Independent General Partner is entitled to a $30,000 annual fee (payable quarterly) from the Retirement Fund in addition to $500 for each meeting attended and reimbursement for any out-of-pocket expenses. In accordance with the Retirement Fund's Partnership Agreement, the amount of the annual fee is reviewed annually by the Independent General Partners.

    For the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred $124,664 and $126,979, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

    For the nine months ended  September  30,  1995,  the  Retirement  Fund paid expenses  of  $18,445  as  reimbursement  for  amounts  paid for legal  services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. For the nine months ended September 30, 1994, the Retirement Fund paid expenses of $53,611 as reimbursement for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

10. Investment Transactions

    The Retirement Fund is invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Retirement Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield
Investments  than  with  investment  grade  securities  because  Enhanced  Yield
Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

    Although the Retirement Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Retirement Fund subjects each prospective investment to rigorous analysis, and will make only those investments that have been recommended by the Managing General Partner and that meet the Retirement Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. The Retirement Fund investments are measured against specified Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limits the amount of its investment in a particular issuer. The Retirement Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

    On August 3, 1995, the Retirement Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $1,529,928 and recognized a gain of $29,999 on the sale.

    On August 9, 1995, the Retirement Fund received an additional $8,001 and $27,879 from Polaris Pool Systems and Haddon Craftsman, respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amounts received are recorded and will be distributed as gains.

    On September 15, 1995 the Retirement Fund sold its common stock investment in JP Foodservice, Inc. for $4,109,845, which resulted in a gain to the Retirement Fund of $1,947,481.

    During the three months ended September 30, 1995, the Retirement Fund received total proceeds of $268,723 from Multi-Turf as paydown of the equity held, which resulted in a gain of $248,472 to the Retirement Fund.

    During the three months ended September 30, 1995, the Retirement Fund received a total of $118,250 and $4,824 from Western Pioneer and MTI Holdings, respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

    As of September 30, 1995, the Retirement Fund had investments in ten Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group make significant managerial assistance available) and four Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $94,005,382 (including $2,537,590 capitalized cost of payment- in-kind securities), consisting of $67,918,306 in senior notes and subordinated notes, $3,650,263 in preferred stock and purchase warrants and $22,436,813 in common stock and purchase warrants.

11. Allocation of Profits and Losses

    Pursuant to the terms of the Partnership Agreement, net investment income and gains and losses on investments are generally allocated between the Managing General Partner and the Limited Partners based upon cash distributions as follows:

    first, 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments;

    second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments;

    and thereafter, 80% to the Limited Partners and 20% to the Managing General Partner.

    For the nine months ended September 30, 1995, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

    For the nine months ended September 30, 1995, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $13,351,536 as compared to $13,566,947 for the nine months ended September 30, 1994. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1995:

    On March 31, 1995, Pergament Home Centers, Inc. Class B Common Stock was written down from 75% to 25% of cost, resulting in unrealized depreciation of $3,366,000.

    The RI Holdings, Inc. common stock purchased on May 9, 1995 was valued at zero, resulting in unrealized depreciation of $920 to the Retirement Fund.

    On June 30, 1995, MTI Holdings, Inc. Class B Common Stock was written down from 100% to zero and the 5% Senior Secured Note was written down from 100% to 75% of par, resulting in total unrealized depreciation of $629,046 to the Retirement Fund. Due to principal paydowns during the three months ended September 30, 1995, $1,206 of unrealized depreciation was reversed.

    Due to an increase in the quoted market price of JP Foodservice common stock held by the Retirement Fund at June 30, 1995, the Retirement Fund recorded unrealized appreciation of $1,068,566. The equity was valued at 90% of the closing market price at June 30, 1995, due to contractual restrictions on resale.

    On June 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 50% to 25% of par, resulting in unrealized depreciation of $1,098,572 to the Retirement Fund.

    On June 30, 1995, due to a default of an interest payment on senior notes held by a third party, the WB Bottling Corporation preferred and common stock held by the Retirement Fund were written down from 100% to 10% of cost, resulting in total unrealized depreciation of $223,917 to the Retirement Fund.

    Due to the sale of the common stock investment in JP Foodservice, Inc. on September 15, 1995, the Retirement Fund reversed the unrealized appreciation recorded of $987,090.

    Due to the decline in the quoted market price of American Safety Razor common stock, the Retirement Fund recorded a total unrealized depreciation of $460,024 at September 30, 1995.

    On September 30, 1995, Ampex Recording Media Corp. 14% and 18.4% Senior Subordinated Series A Notes were written down from 50% to 25% of par value, which resulted in unrealized depreciation of $2,722,289 to the Retirement Fund.

    On September 30, 1995, US Leather Holdings, Inc. 8% Senior Subordinated Preferred Stock and the 15% Senior Subordinated PIK Notes were written down to zero, which resulted in unrealized depreciation of $3,936,752 to the Retirement Fund.

    On September 30, 1995, MTI Holdings, Inc. 5% Senior Secured Note was written down from 75% to 50% of par value, which resulted in unrealized depreciation of $117,840 to the Retirement Fund.

    On September 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 25% to 5% of par, resulting in unrealized depreciation of $878,858 to the Retirement Fund.

The following investments have been on non-accrual status as of the respective dates:

    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes            April 25, 1994
    Tulip Holding, Corp. 14.5% and 16.5%
      Subordinated Notes                   January 1, 1994
    Ampex Recording Media Corp. 14%
      and 18.4% Senior Subordinated Notes  January 31, 1993

    Alliance Corporate continues to monitor the Retirement Fund's portfolio closely. As a matter of standard procedure, Alliance Corporate reviews each portfolio company's financial statements at least quarterly, and often monthly. Investment managers routinely review and discuss financial and operating results with the companies' management and equity sponsors, and attend periodic board of directors meetings, as appropriate. In some cases, Alliance Corporate officers, acting on behalf of the Funds, serve as directors on the boards of portfolio companies. When problems arise, communication with management and sponsors often occurs on a daily basis.

13. Income Taxes

    No provision for income taxes has been made since all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

    Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax bases of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax bases of the Retirement Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31 1994, the tax basis of the Retirement Fund's assets was greater than the amounts reported in the Financial Statements by $29,940,202. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructurings were treated differently for tax purposes than for financial reporting purposes.

14. Subsequent Events

    On October 26,1995, Apollo Radio paid in full the 15% Subordinated Note held by the Retirement Fund plus all accrued interest. Total proceeds received were $1,809,915, which will be distributed with the fourth quarter distribution on February 14, 1996.

    On November 8, 1995, the Independent General Partners approved an aggregate cash distribution of $6,735,548 for the three months ended September 30, 1995, which was paid on November 14, 1995 to the Limited Partners. The amount distributed to Limited Partners on record as of September 30, 1995 was $6,716,167 or $30.38 per Unit (of which $2,374,313 is capital returned from investments in the second quarter of 1995). On a per Unit basis, this distribution to Limited Partners includes $10.96 of realized gains, $8.68 of income from operations and $10.74 of return of capital. The Managing General Partner's one percent allocation of $67,840 was reduced by its one percent allocation of realized gains and capital returned from investments of $48,459 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $19,381.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

    Liquidity and Capital Resources

    Net Proceeds of Offering

    On October 13, 1988, the Retirement Fund completed the initial public offering of Units, admitting 26,304 Limited Partners who purchased 221,072 Units. The net proceeds available for investment by the Retirement Fund after such offering less return of capital to Limited Partners were $181,514,467 after volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

    Investments

    During the nine months ended September 30, 1995, the Retirement Fund made a follow-on investment in RI Holdings, Inc. Under the terms of RI Holdings senior subordinated notes, the Retirement Fund receives common stock at a cost of one cent per share for each interest payment date on which RI Holdings delivers payment-in-kind securities in lieu of a cash payment. On May 9, 1995, the Retirement Fund purchased 92,045 shares of RI Holdings common stock.

    As of September 30, 1995, the Retirement Fund had a total of 14 Enhanced Yield Investments at a net cost of $94,005,382 (inclusive of the receipt of securities having a capitalized cost of $2,537,590 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

    During the nine months ended September 30, 1995, the Retirement Fund received proceeds from the following investments:

    On March 22, 1995, the Retirement Fund received $40,754 from the sale of Polaris Pool Systems at September 30, 1994. The payment represents part of the gain on sale that was withheld in escrow for future adjustments and expenses not paid on the closing date.

    During the nine months ended September 30, 1995, the Retirement Fund received a total of $354,750 and $14,733 from Western Pioneer and MTI Holdings, respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain or loss has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.

    On August 3, 1995, the Retirement Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $1,529,928 and recognized a gain of $29,999 on the sale.

    On August 9, 1995, the Retirement Fund received an additional $8,001 and $27,879 from Polaris Pool Systems and Haddon Craftsman, respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amounts received are recorded and will be distributed as gains.

    On September 15, 1995 the Retirement Fund sold its common stock investment in JP Foodservice, Inc. for $4,109,845, which resulted in a gain to the Retirement Fund of $1,947,481.

    During the nine months ended September 30, 1995, the Retirement Fund received total proceeds of $268,723 from Multi-Turf which resulted in a gain of $248,472 to the Retirement Fund.

    The Retirement Fund's Enhanced Yield Investments are typically issued in private placement transactions and are subject to certain restrictions on transfer, and are thus relatively illiquid. The balance of the Retirement Fund's assets at the end of the period covered by this report was invested in Temporary Investments, comprised of commercial paper with maturities of less than sixty days.

    The Retirement Fund, which is designed for tax-exempt investors, is not permitted to borrow to finance investments. The Partnership Agreement imposes certain limits on the use of proceeds from the disposition of investments for reinvestments.

    All cash dividends, interest and other income received by the Retirement Fund in excess of expenses of operation and reserves for expenses and certain investments and liabilities are distributed to the Limited Partners of the Retirement Fund and to Alliance Corporate, as the Managing General Partner, within 45 days after the end of each calendar quarter. Before each quarterly cash distribution, the Retirement Fund will analyze the then current cash projections and determine the amount of any additional reserves it deems necessary.

    Participation in Enhanced Yield Investments

    The Retirement Fund is invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Retirement Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield
Investments  than  with  investment  grade  securities  because  Enhanced  Yield
Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions, and generally there is no quoted market for such securities.

    Although the Retirement Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Retirement Fund subjects each prospective investment to rigorous analysis, and makes only those investments that have been recommended by the Managing General Partner and that meet the Retirement Fund's investment guidelines or that have otherwise been approved by the Independent General Partners.

    The Retirement Fund investments are measured against specified Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limits the amount of its investment in a particular issuer. The Retirement Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

    Results of Operations

    For the three months ended September 30, 1995, net investment income increased by $227,327 and for the nine months ended September 30, 1995, it decreased by $114,204, as compared to the same periods in 1994. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The decrease in the 1995 net investment income versus the comparative period in 1994, reflects the decrease in interest and discount income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees, Fund Administration Fees and Expenses and Valuation Expenses.

    For the three and nine months ended September 30, 1995, the Retirement Fund had investment income of $1,862,306 and $5,696,775, respectively, as compared to $1,763,731 and $6,395,003, respectively, for the same periods in 1994. The decrease in 1995 investment income of 11% was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of four Enhanced Yield Investments, subsequent to the nine months ending September 30, 1994. This decrease, however, was offset by the increase in interest rates for commercial paper from September 30, 1994 to September 30, 1995.

    The Retirement Fund incurred expenses of $479,129 and $1,589,167 for the three and nine months ended September 30, 1995, respectively, as compared to $607,881 and $2,173,191, respectively, for the same periods in 1994. The decrease in the 1995 expenses of $584,024 was primarily due to a decrease in Investment Advisory Fees and Fund Administration Fees and Expenses paid, Valuation Expenses and the Professional Fees incurred by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Independent General Partners' Fees and Expenses.

    The Retirement Fund experienced a decrease in net assets resulting from operations for the nine months ended September 30, 1995 in the amount of $6,941,342, as compared to a decrease of $3,019,251 for the comparative period in 1994. The decrease in net assets for the nine months ended September 30, 1995 is comprised of net investment income of $4,107,608, net realized gains of $2,302,586 offset by a net change in unrealized depreciation of $13,351,536. For the comparable period in 1994, the decrease in net assets was comprised of net investment income of $4,221,812, net realized gains of $6,325,884 offset by a net change in unrealized depreciation of $13,566,947 (see Statements of Operations in the Financial Statements). The realized gains recorded for the nine months ended September 30, 1994 included the sales of American Safety Razor, Career Horizons and Polaris Pool Systems. The unrealized depreciation recorded for the nine months ended September 30, 1994 included the writedown of investments in Tulip Holding Corp., Pergament, Ampex Recording Media and Western Pioneer.

    For the three months ended September 30, 1995 and 1994, the Retirement Fund incurred Investment Advisory Fees of $247,041 and $308,691, respectively. For the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred Investment Advisory Fees of $795,572 and $975,017, respectively (as described in
Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital).

    The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1995 and 1994 were $184,540 and $221,614, respectively, and for the nine months ended
September 30, 1995 and 1994 were $637,269 and $905,812, respectively. The decrease from 1994 to 1995 of $268,543 is primarily due to a decrease in Administrative Expenses reimbursed to the Retirement Fund Administrator under the Retirement Fund's Administrative Services Agreement. During the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred a total of $89,795 and $294,004, respectively, of Administrative Expenses which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

    Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1995 and 1994, were $37,100 and $124,664, respectively, and $34,151 and $126,979, respectively. The decrease of $2,315 from 1994 to 1995 was mainly due to a decrease in legal fees incurred by the Independent General Partners.

    The Retirement Fund incurred Professional Fees of $7,748 and $25,281 for the three and nine months ended September 30, 1995, respectively. Professional Fees incurred for the same periods in 1994 were $38,723 and $146,956, respectively. The decrease from 1994 to 1995 reflects the decrease in amounts incurred for legal services. (See Note 9 to the Financial Statements).

    Unrealized Appreciation/Depreciation and Non-Accrual of Investments

    The General Partners of the Retirement Fund determine, on a quarterly basis, the fair value of the Retirement Fund's portfolio securities that do not have a readily ascertainable market value. They are assisted in connection with such determination by the Managing General Partner, which has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of its portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

    For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a write-down in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write-up in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain or company performance exceeding expected levels on a sustained basis.

    Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Retirement Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

    For the nine months ended September 30, 1995, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $13,351,536 as compared to $13,566,947 for the nine months ended September 30, 1994. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30,1995:

    On March 31, 1995, Pergament Home Centers, Inc. Class B Common Stock was written down from 75% to 25% of cost, resulting in unrealized depreciation of $3,366,000.

    The RI Holdings, Inc. common stock purchased on May 9, 1995 was valued at zero, resulting in unrealized depreciation of $920 to the Retirement Fund.

    On June 30, 1995, MTI Holdings, Inc. Class B Common Stock was written down from 100% to zero and the 5% Senior Secured Note was written down from 100% to 75% of par, resulting in total unrealized depreciation of $629,046 to the Retirement Fund. Due to principal paydowns during the three months ended September 30, 1995, $1,206 of unrealized depreciation was reversed.

    Due to an increase in the quoted market price of JP Foodservice common stock held by the Retirement Fund at June 30, 1995, the Retirement Fund recorded unrealized appreciation of $1,068,566. The equity was valued at 90% of the closing market price at June 30, 1995, due to contractual restrictions on resale.

    On June 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 50% to 25% of par, resulting in unrealized depreciation of $1,098,572 to the Retirement Fund.

    On June 30, 1995, due to a default of an interest payment on senior notes held by a third party, the WB Bottling Corporation preferred and common stock held by the Retirement Fund were written down from 100% to 10% of cost, resulting in total unrealized depreciation of $223,917 to the Retirement Fund.

    Due to the sale of the common stock investment in JP Foodservice, Inc. on September 15, 1995, the Retirement Fund reversed the unrealized appreciation recorded of $987,090.

    Due to the decline in the quoted market price of American Safety Razor common stock, the Retirement Fund recorded a total unrealized depreciation of $460,024 at September 30, 1995.

    On September 30, 1995, Ampex Recording Media Corp. 14% and 18.4% Senior Subordinated Series A Notes were written down from 50% to 25% of par value, which resulted in unrealized depreciation of $2,722,289 to the Retirement Fund.

    On September 30, 1995, US Leather Holdings, Inc. 8% Senior Subordinated Preferred Stock and the 15% Senior Subordinated PIK Notes were written down to zero, which resulted in unrealized depreciation of $3,936,752 to the Retirement Fund.

    On September 30,1995, MTI Holdings, Inc. 5% Senior Secured Note was written down from 75% to 50% of par value which resulted in unrealized depreciation of $117,840 to the Retirement Fund.

    On September 30, 1995, Tulip Holding Corp. 14.5% Subordinated Note was written down from 25% to 5% of par, resulting in unrealized depreciation of $878,858 to the Retirement Fund.

    The following investments have been on non-accrual status as of the respective dates:

    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes            April 25, 1994
    Tulip Holding, Corp. 14.5% and 16.5%
      Subordinated Notes                   January 1, 1994
    Ampex Recording Media Corp. 14%
      and 18.4% Senior Subordinated Notes  January 31, 1993

    Alliance Corporate continues to monitor the Retirement Fund's portfolio closely. As a matter of standard procedure, Alliance Corporate reviews each portfolio company's financial statements at least quarterly, and often monthly. Investment managers routinely review and discuss financial and operating results with the companies' management and equity sponsors, and attend periodic board of directors meetings, as appropriate. In some cases, Alliance Corporate officers, acting on behalf of the Funds, serve as directors on the boards of portfolio companies. When problems arise, communication with management and sponsors often occurs on a daily basis.

Realized Gains and Losses on Investments

    During the three and nine months ended September 30, 1995, the Retirement Fund recorded net realized gains of $2,261,832 and $2,302,586, respectively, on transactions involving three Enhanced Yield Investments. For the three and nine months ended September 30, 1994, the Retirement Fund recorded net realized gains on investments of $2,653,331 and $6,325,884, respectively, on transactions involving four Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

PART II - OTHER INFORMATION


Items 1 though 4 are herewith omitted as the response to all items is either none or not applicable for the September 30, 1995, Form 10-Q.

Item 5.  Other Information

    Lexmark (to be renamed Lexmark International Group, Inc.) one of the Retirement Fund's portfolio companies, has filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of shares of common stock ("the Offering") by certain of the existing holders of such common stock. The Retirement Fund holds 1,403,011 shares of Lexmark common stock (as adjusted for a 15 to 1 stock split effective at the time of the Offering), approximately 25% of which are expected to be sold pro rata by the Retirement Fund in the Offering. It is anticipated that the offering will commence on or about November 15, 1995, subject to economic and market conditions. There can be no assurance that such Offering will occur. Upon the closing of such Offering (if any), the Retirement Fund will file a Report on Form 8-K with the Securities and Exchange Commission.

    On November 9, 1995, the SEC issued an exemptive order to permit Donaldson, Lufkin & Jenrette Securities Corporation, a "related person" of the Retirement Fund within the meaning of the Investment Company Act of 1940, to participate as an underwriter in the initial public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1995.

 3.1 Amended and Restated Certificate of Limited Partnership, dated as of April 12, 1989*

 4.1 Amended and Restated Agreement of Limited Partnership, dated as of October 13, 1988**

10.1 Investment Advisory Agreement, dated July 22, 1993, between Registrant and Alliance Corporate Finance Group Incorporated***

10.2 Administrative Services Agreement, dated October 13, 1988, among the Registrant, Equitable Capital Management Corporation and
         ML Fund Administrators, Inc.**

* Incorporated by reference to the Retirement Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission on March 29, 1990.

** Incorporated by reference to the Retirement Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Securities and Exchange Commission on March 29, 1989.

*** Incorporated by reference to the Retirement Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 28, 1994.

(b)  Reports on Form 8-K - None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1995.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner

Dated: November 14, 1995     /s/ Frank Savage
                             Frank Savage
                             Title:  Chairman of the Board

Dated: November 14, 1995     /s/ Laura Mah
                             Laura Mah
                             Title:  Vice President and Chief
                                     Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1995.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner




Dated: November 14, 1995
                             Frank Savage
                             Title:  Chairman of the Board



Dated: November 14, 1995
                             Laura Mah
                             Title:  Vice President and Chief
                             Accounting Officer