Form 10-K
period 1995-12-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1996-03-25
CIK 829305

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the year ended                         01-16532
           December 31, 1995                  Commission File Number

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
      (Exact name of registrant as specified in its governing instruments)


            Delaware                                 13-3486106
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

                          1345 Avenue of the Americas
                            New York, New York 10105
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (212) 969-1000


           Securities registered pursuant to Section 12(b) of the Act:
      Title of each class          Name of each exchange on which registered
            None                                Not Applicable


           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Selected information from the Prospectus, dated July 15, 1988, and filed with the Securities and Exchange Commission on July 19, 1988 (File No. 33-20093), is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

                                     Part I


Item 1.    Business

Formation


      Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund" or the "Registrant") was formed along with Equitable Capital Partners, L.P. (collectively with the Retirement Fund referred to as the "Funds"). The Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on February 2, 1988 and the Funds' operations commenced on October 13, 1988. The Retirement Fund seeks current income and capital appreciation potential by investing in privately structured, friendly leveraged acquisitions and leveraged recapitalizations. The Retirement Fund pursues this objective by investing primarily in subordinated debt and related equity securities ("Mezzanine Investments") issued in conjunction with the "mezzanine financing" of leveraged acquisitions and leveraged recapitalizations. Mezzanine Investments, follow-on investments, bridge investments and certain other investments which the Retirement Fund is permitted to invest in are referred to herein as "Enhanced Yield Investments."

      On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners of the Funds, voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds the "Managing General Partner" to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, Alliance Corporate was admitted as the successor Managing General Partner of the Funds. Equitable Capital assigned all of its interest as General Partner to Alliance Corporate. Robert F. Shapiro, Robert W. Lear, Alton G. Marshall and William G. Sharwell, who are not affiliated with Alliance Corporate or "interested persons" of the Funds for purposes of the Investment Company Act of 1940 as amended (the "Investment Company Act"), serve as the Funds' independent general partners (the "Independent General Partners"). Messrs. Shapiro and Lear have served since June 1988, and Mr. Marshall and Dr. Sharwell since 1989. The Managing General Partner is an indirect partially-owned subsidiary of the Equitable Life Assurance Society of the United States ("Equitable Life") and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, Alliance Corporate was admitted as the successor investment adviser to the Funds (the "Investment Adviser") pursuant to a new investment advisory agreement executed as of July 22, 1993 and since such date, has been responsible, subject to the supervision of the Independent General Partners, for the management of the Funds' investments.

      The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940, as amended. As such, it is subject to certain provisions of the Investment Company Act. The description of the Retirement Fund's investment objective and policies, its management arrangements and certain provisions of the Investment Company Act applicable to the Retirement Fund are set forth in the information contained in the Prospectus of the Retirement Fund, dated July 15, 1988 (the "Prospectus"), filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on July 19, 1988 under the following captions: "Investment Objective and Policies," "Management Arrangements" and "Regulation." Such information is incorporated by reference into this Item 1.

      The Funds jointly offered an aggregate of 1,000,000 units of limited partnership interest ("Units") to investors in a public offering registered under the Securities Act pursuant to a Registration Statement on Form N-2 (File No. 33-20093), which was declared effective under the Securities Act by the Commission on July 15, 1988. Merrill Lynch, Pierce, Fenner & Smith (the
"Agent"), an affiliate of ML Fund Administrators Inc., (the "Fund Administrator") acted as selling agent for the Units offered by the Retirement Fund.

      On October 13, 1988, the Retirement Fund issued 221,072 Units to investors, and Equitable Capital, as Managing General Partner, admitted 26,304 investors as limited partners of the Retirement Fund (the "Limited Partners"). The net proceeds of the offering of such Units to the Retirement Fund was $205,596,960 after giving effect to volume discounts of $223,270 and the payment of $15,251,770 in sales commissions to the Agent. Equitable Capital, in its capacity as Managing General Partner, contributed a demand promissory note in the principal amount of $2,052,050 as required by the Amended and Restated Agreement of Limited Partnership, dated as of October 13, 1988 (the "Partnership Agreement"), pursuant to which the Retirement Fund had been organized. Equitable Capital reduced this note by $218,504 resulting from actual syndication expenses paid in excess of original estimates. The public offering has been concluded.

      In connection with its organization and offering, the Retirement Fund incurred $431,479 in organizational expenses and $2,043,437 in offering, sales and marketing expenses. The organizational expenses were amortized on a straight-line basis over a sixty month period that commenced on October 13, 1988. Such expenses were fully amortized as of October 31, 1993. The offering, sales and marketing expenses incurred by the Retirement Fund have been paid and have been accounted for as a charge to the capital account of the Retirement Fund's partners. The net proceeds available for investment by the Retirement Fund after such offering less the return of capital to the Limited Partners of $65,065,910 equaled $138,066,135.

Investments

      As set forth in the Partnership Agreement, the Retirement Fund's investment period ended on October 12, 1991, three years after the Retirement Fund's operations commenced. Thereafter, the Retirement Fund is not permitted to acquire new Enhanced Yield Investments, but can make follow-on investments in existing portfolio companies. During the year ended December 31, 1995, the Retirement Fund made a follow-on investment in one Managed Company (as defined in the Prospectus) at a total cost of $920 and paid $359 in additional consideration to exercise warrants.

      During the year ended December 31, 1994, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $227. During the year ended December 31, 1993, the Retirement Fund made two follow-on investments in one Managed Company at a total cost of $483.

      As of December 31, 1995, the Retirement Fund had a total of 14 Enhanced Yield Investments at a net cost of $85,451,445 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments). During 1995, 1994 and 1993, the Retirement Fund received $13,479,835, $28,095,324, and $31,274,287, respectively, in principal payments and prepayments relating to certain Enhanced Yield Investments.

      Pending investments in Enhanced Yield Investments, the net proceeds of the public offering were invested in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Currently, proceeds that are not invested in Enhanced Yield Investments or returned to Limited Partners are held in such temporary investments.

      New Investments in 1995

      The Retirement Fund's investment period ended on October 12, 1991. Accordingly, the Retirement Fund made no new investments in 1995.

Follow-on Investments in 1995

      In 1995, the Retirement Fund made a single follow-on investment as discussed below:

RI Holdings, Inc. ("Rowe")

      Rowe is engaged in the design, engineering and manufacturing of jukeboxes, bill acceptors and currency changers.

      Under the terms of Rowe's senior subordinated notes, the Retirement Fund receives common stock at a nominal cost of one cent per share for each interest payment date on which Rowe delivers payment-in-kind securities in lieu of making a cash payment. On May 9, 1995, the Retirement Fund acquired 92,045.09 shares of Common Stock of RI Holdings, Inc., for a total cost of $920.

      As of December 31, 1995, the Retirement Fund's investment in RI Holdings, Inc. totaled $7,330,251, which includes the senior subordinated PIK note.

Competition

      The Retirement Fund competes with other entities having a similar investment objective. In addition, since Enhanced Yield Investments are selected and managed exclusively by Alliance Corporate on behalf of the Retirement Fund, other entities which compete with Alliance Corporate with respect to such investments therefore compete with the Retirement Fund. Competitors include other private and public mezzanine funds, other business development companies, investment partnerships and corporations, small business investment companies and large industrial and financial companies investing directly or through affiliates and individuals.

Employees

      The Retirement Fund has no employees. The Managing General Partner, subject to the supervision of the Independent General Partners, manages and controls the Retirement Fund's investments. Certain officers of Alliance Corporate have been designated as agents of the Retirement Fund with titles corresponding to the titles of the offices held by such persons with Alliance Corporate. The Retirement Fund Administrator performs administrative services for the Retirement Fund on behalf of the Managing General Partner.

Item 2.    Properties

      The Retirement Fund does not own or lease any physical properties.

Item 3.    Legal Proceedings

      The  Retirement   Fund  is  not  party  to  any  material   pending  legal
proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

      None.


                                     Part II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters

      The Units are illiquid securities and are subject to significant restrictions on transfer. The information in the Prospectus under the caption "Transferability of Units" is incorporated in this Item 5 by reference. There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market.

      The number of holders of Units as of December 31, 1995 was 26,037. The Managing General Partner holds a general partner interest in the Retirement Fund and does not hold any Units. Pursuant to the terms of the Partnership Agreement, the Retirement Fund generally makes distributions of cash interest, dividends and other income received from investments in excess of expenses of operation and reserves for expenses and certain investments and liabilities within 45 days after the end of each calendar quarter. Net cash receipts representing cumulative income and gains are distributed as soon as practicable after the related disposition. Such distributions are allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Retirement Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

      On February 7, 1996, the Independent General Partners approved an aggregate cash distribution of $10,274,966 for the three months ended December 31, 1995 which was paid on February 14, 1996. The amount distributed to Limited Partners was $10,259,951 or $46.41 per Unit (of which $3,610,106 is capital returned from investments during the fourth quarter of 1995), to Limited Partners of record at December 31, 1995. On a per Unit basis, this distribution to Limited Partners includes $23.36 of realized gains, $6.72 of income from operations and $16.33 of return of capital. The Managing General Partner's one percent allocation of $103,636 was reduced, in accordance with the provisions of the Partnership Agreement, by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1995 of $88,621, resulting in a net distribution of $15,015.

Item 6. Selection Financial Data


                                                          For the Years Ended

                            December 31,      December 31,       December 31,       December 31,   December 31,
                                1995              1994               1993               1992           1991
TOTAL FUND INFORMATION:
Cash Distributions to       $26,397,957  (a) $ 30,860,830   (c) $ 45,145,869        $ 39,262,688   $ 17,328,472
Partners
Net Assets                   88,842,112       115,578,330        145,821,277         174,588,494    196,621,691
Total Assets                 88,926,178       115,662,552        145,923,297         174,662,492     19,670,258
Net Investment Income         4,999,345         5,797,964         10,909,633          16,145,611     19,095,327
Net Change in Unrealized
 Appreciation (Depreciation)
 on Investments              (6,915,689)       (5,675,676)         4,082,028          12,769,101   (19,452,041)
Net Realized Gains
  (Losses) on Investments     1,744,317           642,557          1,633,125        (11,466,984)              -


PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions          $    119.13  (a) $    139.31    (c) $   203.56         $    176.91     $      77.60


Cumulative Cash
Distributions                    874.99  (b)      755.86            615.55              412.99           236.08

Investment Income                 32.00             38.24            61.20               86.84            96.13
Expenses                          (9.62)           (12.28)          (12.34)             (14.54)          (10.62)
Net Investment Income             22.38             24.09            52.93               75.10            86.43
Net Unrealized Appreciation
  (Depreciation) on Investments (30.97)           (25.42)           18.28               57.18           (87.11)
Net Realized Gain (Losses)
 on Investments                    7.81              2.88             7.45              (51.35)              -
Net Asset Value                  397.85            516.98           652.87              781.84           880.62


(a) Includes Return of Capital of $16,458,810 or $74.45 per LP Unit.
(b) Includes Return of Capital of $368.77 per LP Unit.
(c) Includes Return of Capital of $16,118,359 or $72.91 per LP Unit.

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations

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

      Investments


      During the year ended December 31, 1995, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $920 and paid $359 in additional consideration to exercise warrants.

      As of December 31, 1995, the Retirement Fund had a total of 14 Enhanced Yield Investments at a net cost of $85,451,445 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

      Proceeds from Investments

      During the year ended December 31, 1995, the Retirement Fund received the following proceeds:


        During the year ended December 31, 1995, the Retirement Fund received a total of $473,000 and $14,733 from Western Pioneer, Inc. and MTI Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain or loss has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.


        On August 3, 1995, the Retirement Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $1,529,928 and recognized a gain of $29,999 on the sale.


        During the year ended December 31, 1995, the Retirement Fund received $48,755 and $78,108 from Polaris Pool Systems, Inc. and Haddon Craftsman, Inc., respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.


      On September 15, 1995 the Retirement Fund sold its common stock investment in JP Foodservice, Inc. for $4,109,845, which resulted in a gain to the Retirement Fund of $1,947,481.


        During the year ended December 31, 1995, the Retirement Fund received total proceeds of $268,723 from Multi-Turf, Inc. as paydown of the equity held, which resulted in a gain of $248,472 to the Retirement Fund.


      On October 26, 1995, Apollo Radio Holding Company, Inc. repaid its 15.0% Subordinated Note. The Retirement Fund received total proceeds of $1,809,915 which represented all outstanding principal, accrued interest and a realized gain of $272,730.

      On November 21, 1995, Lexmark International Group, Inc. ("Lexmark") (formerly Lexmark Holding, Inc.) completed the initial public offering of shares of common stock held by certain existing shareholders of Lexmark. After a fifteen to one stock split, Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund") held 1,403,011 shares of Lexmark common stock. The Retirement Fund sold 401,581 shares in the offering representing 28.6% of the shares held by the Retirement Fund for total net proceeds of $7,569,801 or a net price of $18.85 per share. The initial cost of the shares sold by the Retirement Fund was $2,677,207. As a result, the Retirement Fund realized a gain of $4,892,595. The shares of Lexmark common stock are listed on the New York Stock Exchange under the symbol LXK.


      For additional information, refer to the Supplemental Schedule of Realized Gains and Losses and Note 10 to the Financial Statements.


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


      All cash dividends, interest and other income received by the Retirement Fund in excess of expenses of operation and reserves for expenses and certain investments and liabilities is distributed to the Limited Partners of the Retirement Fund and to the Managing General Partner, within 45 days after the end of each calendar quarter. Before each quarterly cash distribution, the Retirement Fund will analyze the then current cash projections and determine the amount of any additional reserves it deems necessary.


Participation in Enhanced Yield Investments


      The Retirement Fund is invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Retirement Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are below investment grade, i.e., unrated or rated by Standard & Poor's Corporation as BB or lower or by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield Investments than with investment grade securities because Enhanced Yield Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions, and generally there is no quoted market for such securities.

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

Results of Operations


      For the year ended December 31, 1995, the Retirement Fund had net investment income of $4,999,345, a decrease of $798,619 from the net investment income of $5,797,964 for the year ended December 31, 1994. The Retirement Fund had net investment income of $10,909,633 for the same period in 1993. Net investment income is comprised of investment income (primarily interest income and accrual of discount) offset by expenses. The decrease in the 1995 net investment income versus the comparative period in 1994 reflects the decrease in interest and discount income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees, Fund Administration Fees and Expenses and Valuation Expenses.


      For the year ended December 31, 1995, the Retirement Fund had investment income of $7,146,704, as compared to $8,539,846 for the same period in 1994 and $13,664,951 for the same period in 1993. The decrease in 1995 investment income of 16% versus 1994 was primarily due a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of two investments during 1995. (See Note 12 to the Financial Statements). The decrease in the 1994 of investment income of 3.8% versus the comparative period in 1993 was primarily due to the sale and non-accrual status of investments. Additionally, investment income decreased due to the reversal of accrued interest on obligations issued by Western Pioneer, Inc. and Tulip Holdings Corp. in 1994.


      The Retirement Fund incurred expenses of $2,147,359 for the year ended December 31, 1995, as compared to $2,741,882 for the same period in 1994 and $2,755,318 for the same period in 1993. The decrease in the 1995 expenses versus the 1994 expenses of $594,523 was primarily due to a decrease in the Investment Advisory Fee and the Fund Administration Fees and Expenses. The small decrease in expenses from 1993 to 1994 of $13,436 reflects the decrease in the Investment Advisory Fee and amortization of deferred organization expenses offset by the increase in the Fund Administrative Fees and Expenses and professional fees.


      The Retirement Fund experienced a decrease in net assets resulting from operations for the year ended December 31, 1995 in the amount of $172,027, as compared to an increase of $764,845 for the same period in 1994. The decrease in net assets in 1995 versus 1994 is attributable to a decrease in net investment income of $798,619, an increase in net unrealized depreciation of $1,240,013 offset by net realized gains of $1,101,760 (see Statements of Operations in the Financial Statements). The decrease in net assets resulting from operations in 1994 versus 1993 is attributable to a decrease in net investment income of $5,111,669, a decrease in net realized gains of $1,020,568 and an increase in net unrealized depreciation of $9,757,704.

      For the year ended December 31, 1995, the Retirement Fund incurred an Investment Advisory Fee of $1,037,207 (as described in Note 6 to the Financial Statements). For the years ended December 31, 1994 and 1993, the Retirement Fund incurred Investment Advisory Fees of $1,278,599 and $1,581,950, respectively. The decrease in Investment Advisory Fees is due to a decrease in the Retirement Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from the redemption of debt obligations held by the Retirement Fund.

      The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1995, 1994 and 1993, were $837,092, $1,133,720 and $830,638, respectively. The decrease of $296,628 from
1994 to 1995 is due primarily to a decrease in administrative expenses reimbursed to the Fund Administrator pursuant to the Retirement Fund's Administrative Services Agreement. During the year ended December 31, 1995 and 1994, the Retirement Fund incurred a total of $135,139 and $367,552, respectively, of administrative expenses, consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

      Independent General Partners' Fees and Expenses incurred for the years ended December 31, 1995, 1994 and 1993, were $161,236, $160,979, and $166,441, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners (See Note 9 to the Financial Statements).

      The Retirement Fund incurred professional fees of $105,443, $146,956 and $60,721 for the years ended December 31, 1995, 1994 and 1993, respectively, which are primarily comprised of legal fees reimbursed to Equitable Life for legal services (see Note 9 to the Financial Statements).

Unrealized Appreciation/Depreciation, and Non-Accrual of Investments

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

      For the years ended December 31, 1995 and 1994, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,915,689 and $5,675,676, respectively. For the year ended December 31, 1993, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $4,082,028. The increase of $1,240,013 in unrealized depreciation from 1994 to 1995 was primarily the result of writedowns in U.S. Leather Holdings, Inc., Pergament Home Centers, Inc. and Tulip Holding Corp., offset by unrealized appreciation in Lexmark International Group, Inc. and the reversal of unrealized depreciation in Ampex Recording Media Corp. (See Note 12 to the Financial Statements).

      Alliance Corporate continues to monitor the Retirement Fund's portfolio closely. As a matter of standard procedure, Alliance Corporate reviews each portfolio company's financial statements at least quarterly, and often monthly. Investment managers routinely review and discuss financial and operating results with the companies' management and equity sponsors, and attend periodic board of directors meetings, as appropriate. In some cases, Alliance Corporate officers, acting on behalf of the Funds serve as directors on the boards of portfolio companies. When problems arise, communication with management and sponsors often occurs on a daily basis.

        The following investments have been on non-accrual status as of the respective dates:

        U.S. Leather Holdings, Inc. 15%
          Senior Subordinated Note                 October 1, 1995
        MTI Holdings, Inc. 5%
          Senior Secured Note                      October 1, 1995
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994
        RI Holdings, Inc. 16%
          Senior Subordinated Notes                April 25, 1994
        Tulip Holding, Corp. 14.5% and 16.5%
          Subordinated Notes                       January 1, 1994

Realized Gains and Losses on Investments


        For the year ended December 31, 1995, the Retirement Fund recorded net gains of $1,744,317 on transactions involving eight Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses). For the years ended December 31, 1994 and 1993, the Retirement Fund realized a net gain on investments of $642,557 and $1,663,125, respectively.

Item 8. Financial Statements and Supplementary Data


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital as of
  December 31, 1995 and 1994

Statements of Operations
  For the Years Ended December 31, 1995, 1994, and 1993

Statements of Cash Flows
  For the Years Ended December 31, 1995, 1994 and 1993

Statements of Changes in Net Assets
For the Years Ended December 31, 1995, 1994 and 1993

Statements of Changes in  Partners' Capital
 For the Years  Ended  December  31, 1995, 1994 and 1993

Schedule of Portfolio Investments - December 31, 1995

Supplemental Schedule of Realized Gains and Losses
  For the Year Ended December 31, 1995

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners (Retirement Fund), L.P.:

We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund") as of December 31, 1995 and 1994, including the schedule of portfolio investments, as of December 31, 1995, and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1995, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Retirement Fund as of December 31, 1995 and 1994, the results of its operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements of the Retirement Fund include securities valued at $28,806,626 and $86,914,728 as of December 31, 1995 and 1994, respectively, representing 32.4 and 75.1 percent of total assets, respectively, whose values have been estimated by the General Partners of the Retirement Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1995 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Retirement Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
New York, New York
February 20, 1996

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

ASSETS:                                       Notes        December 31,      December 31,
                                                               1995              1994

  Investments                                2,10,12
     Enhanced Yield Investments at
         Value-Managed Companies
         (amortized cost of $83,389,283
         at December 31, 1995 and
         $93,252,115 at December 31, 1994)                 $  67,489,913      $   83,511,586
         Non-Managed Companies
         (amortized cost of $2,121,174 at
         December 31, 1995 and $3,534,916
         at December 31, 1994)                                 2,720,868           4,891,456
     Temporary Investments
         (at amortized cost)                                  16,536,723          23,524,901

  Cash                                                            39,180              85,291
  Interest Receivable                          2,12              886,589           2,238,868
  Note Receivable                              3,4             1,245,982           1,410,450
  Prepaid Expenses                                                 6,923                   -

TOTAL ASSETS                                               $  88,926,178      $  115,662,552


TOTAL LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
         Professional Fees Payable              9                40,833               24,161
         Independent General Partners'
            Fees Payable                        8                10,547                9,566
         Fund Administrative
            Expenses Payble                     7                28,445               40,168
         Other Accrued Liabilities                                4,241               10,327
Total Liabilities                                                84,066               84,222

  Partners' Capital
         Managing General Partner             3,4             1,058,667            1,288,272
         Limited Partners (221,072)            4             87,783,445          114,290,058
Total Partner's Capital                                      88,842,112          115,578,330

TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $ 88,926,178       $  115,662,552



                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             STATEMENTS OF OPERATIONS

                                                             For the Years Ended
                                         December 31, 1995      December 31, 1994  December 31, 1993

INVESTMENT INCOME - Notes 2,12
  Interest                               $       7,121,657      $  7,622,188      $  12,864,576
  Discount                                          25,047           917,658            800,375
       TOTAL INVESTMENT INCOME                   7,146,704         8,539,846         13,664,951

EXPENSES:
  Investment Advisory Fee - Note 6               1,037,207         1,278,599          1,581,950
  Fund Administration Fees and
   Expenses - Note 7                               837,092         1,133,720            830,638
  Independent General Partners'
   Fees and Expenses - Note 8                      161,236           160,979            166,441
  Amortization of Deferred
   Organization Expenses - Note 2                        -                 -             71,633
  Professional Fees - Note 9                       105,443           146,956             60,721
  Insurance Fees                                         -             2,755             25,830
  Valuation Expenses                                 6,381            18,873             18,105
       TOTAL EXPENSES                            2,147,359         2,741,882          2,755,318

NET INVESTMENT INCOME                            4,999,345         5,797,964         10,909,633

NET CHANGE IN UNREALIZED
(DEPRECIATION) APPRECIATION ON
INVESTMENTS-Note 12                             (6,915,689)       (5,675,676)         4,082,028


NET REALIZED GAINS ON INVESTMENTS - Note 10      1,744,317           642,557          1,663,125

NET (DECREASE) INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                 $      (172,027)       $  764,845      $  16,654,786



                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                           STATEMENTS OF CASH FLOWS



                                                             For the Years Ended
INCREASE IN CASH                                   December 31, 1995      December 31, 1994  December 31, 1993

CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest and Discount Income                   $      7,249,650         $    9,648,662     $  11,455,752
    Fund Administration Fees and Expenses                  (848,815)            (1,093,552)         (830,638)
    Investment Advisory Fee                              (1,037,207)            (1,278,599)       (1,581,950)
    Independent General Partners' Fees and Expenses        (161,259)              (160,413)         (179,018)
    Valuation Expenses                                      (12,466)               (23,346)          (21,305)
    Sale (Purchase) of Temporary Investments, Net         7,779,486             (4,156,369)        5,122,687
    Purchase of Enhanced Yield Investments                     (920)                  (227)             (483)
    Proceeds from Sales and Principal
      Payments of Enhanced Yield Investments             13,479,835             28,095,324        31,274,287
    Professional Fees                                       (89,535)              (149,295)          (68,642)
    Insurance Fees                                           (6,923)                (4,318)           (4,882)
Net Cash Provided by Operating Activitites               26,351,846             30,877,867        45,165,808

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash Distributions to Partners                      (26,397,957)            (30,860,830)      (45,098,287)
Net Cash Applied to Financing Activities                (26,397,957)            (30,860,830)      (45,098,287)
Net (Decrease) Increase in Cash                             (46,111)                 17,037            67,521
Cash at the Beginning of the Period                          85,291                  68,254               733
Cash at the End of the Period                       $        39,180         $        85,291     $      68,254






                    RECONCILIATION OF NET INCREASE IN NET ASSETS RESULTING FROM
                      OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Increase in Net Assets Resulting
   From Operations                                  $      (172,027)        $   764,845         $  16,654,786
Adjustments to Reconcile Net Increase
   in Net Assets Resulting from Operations
   to Net Cash Provided by Operating Activities:
Decrease in Investments                                  19,514,082          23,343,753            34,687,934
(Increase) Decrease in Accrued Interest                     101,181           1,108,636            (2,211,349)
Amortization of Deferred Organization Expenses                    -                   -                71,633
(Decrease) Increase in Other Accrued Liabilities             (6,086)            (56,193)               48,520
(Decrease) Increase in Fund Administration Expenses
    Payable                                                 (11,723)             40,168                     -
(Increase) Decrease in Prepaid Expenses                      (6,923)              2,755                16,810
Net Change In Unrealized Depreciation
    (Appreciation) on Investments                         6,915,689           5,675,676            (4,082,028)
Increase (Decrease) in Independent General
    Partners' Fees Payable                                      981                 566               (12,578)
Increase (Decrease) in Professional Fees Payable             16,672              (2,339)               (7,920)
Total Adjustments                                        26,523,873          30,113,022            28,511,022
Net Cash Provided by Operating Activities           $    26,351,846      $   30,877,867        $   45,165,808

                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS

                                                             For the Years Ended
                                         December 31, 1995      December 31, 1994    December 31, 1993

FROM OPERATIONS:

    Net Increase (Decrease) in Net
      Assets Resulting from Operations     $     (172,027)       $     764,845        $    16,654,786

    Cash Distributions to Partners            (26,397,957)         (30,860,830)          (45,145,869)

    Reduction in Managing General
      Partners' Contribution                     (166,234)            (146,962)             (276,134)

    Total Decrease                            (26,736,218)         (30,242,947)          (28,767,217)

NET ASSETS:

    Beginning of Period                        115,578,330         145,821,277           174,588,494

    End of Period                          $    88,842,112      $  115,578,330        $  145,821,277



                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                 Managing          Limited
                                                   Notes      General Partner      Partners         Total
FOR THE YEAR ENDED DECEMBER 31, 1993

Partners' Capital at January 1, 1993                           $   1,744,914    $ 172,843,580   $ 174,588,494
Cash Distributions to Partners                                      (144,453)     (45,001,416)    (45,145,869)
Reduction in Managing General Partners'
    Contribution                                     3              (276,134)               -        (276,134)
Allocation of Net Investment Income                 11               109,097       10,800,536      10,909,633
Allocation of Net Unrealized
    Appreciation on Investments                     12                40,820        4,041,208       4,082,028
Allocation of Net Realized Gains on
    Investments                                     10                16,631        1,646,494       1,663,125
Partners' Capital at December 31, 1993                         $   1,490,875    $ 144,330,402   $ 145,821,277

FOR THE YEAR ENDED DECEMBER 31, 1994

Partners' Capital at January 1, 1994                           $   1,490,875    $ 144,330,402   $ 145,821,277
Cash Distributions to Partners                                       (63,290)     (30,797,540)    (30,860,830)
Reduction in Managing General Partners'
    Contribution                                     3              (146,962)               -        (146,962)
Allocation of Net Investment Income                 11                57,980        5,739,984       5,797,964
Allocation of Net Unrealized
    Depreciation on Investments                     12               (56,757)      (5,618,919)     (5,675,676)
Allocation of Net Realized Gains on
    Investments                                     10                 6,426          636,131         642,557
Partners' Capital at December 31, 1994                         $   1,288,272    $ 114,290,058   $ 115,578,330

FOR THE YEAR ENDED DECEMBER 31, 1995

Partners' Capital at January 1, 1995                           $   1,288,272    $ 114,290,058   $ 115,578,330
Cash Distributions to Partners                                       (61,650)     (26,336,307)    (26,397,957)
Reduction in Managing General Partners'
    Contribution                                     3              (166,234)               -        (166,234)
Allocation of Net Investment Income                 11                49,993        4,949,352       4,999,345
Allocation of Net Unrealized Depreciation
    on Investments                                  12               (69,157)      (6,846,532)     (6,915,689)
Allocation of Net Realized Gains on
    Investments                                     10                17,443        1,726,874       1,744,317
Partners' Capital at December 31, 1995                         $   1,058,667    $  87,783,445   $  88,842,112



                            See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                  DECEMBER 31, 1995

  PRINCIPAL                                                       INVESTMENT  INVESTMENT     AMORTIZED       VALUE       % OF TOTAL
AMOUNT/SHARES                    INVESTMENT                         DATE         COST          COST        (NOTE 2)      INVESTMENTS
--------------  -----------------------------------------------   ----------   ----------    -------------  ----------    ----------



                     ENHANCED YIELD INVESTMENTS
                     MANAGED COMPANIES

                     CONSUMER PRODUCTS MANUFACTURING

                     LEXMARK INTERNATIONAL GROUP, INC.
$      24,103,269    Lexmark International Inc.,
                        Sr. Sub. Nts. 14.25% due 03/31/01*         03/27/91   $ 24,103,269       24,103,269     24,103,269
1,001,430 Warrants   Lexmark International Group, Inc.,
                        Class B Common Stock**(d)                  03/27/91      6,676,200        6,676,200     16,448,488
                                                                              --------------  -------------- --------------
                                                                                30,779,469       30,779,469     40,551,757     46.75
                                                                              --------------  -------------- -----------------------

                     TULIP HOLDING CORPORATION - NOTE 12
$       4,394,288    Tulip Holding Corp.,
                       Sub. Nt. 14.5% due 12/29/97*(a)(b)         12/29/89       4,378,513        4,387,394        219,714
$         222,161    Tulip Holding Corp.,
                       Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)      12/31/91         222,161          222,161              0
$         716,680    Tulip Holding Corp.,
                       Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)      12/31/92         716,680          716,680              0
$         323,462    Tulip Holding Corp.,
                       Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)      12/31/93         323,462          323,462              0
 1,464.763 Shares    Tulip Holding Corp.,
                       Series A Exchangeable Pref. Stock 15%*(b)  12/29/89       1,464,763        1,464,763              0
  78,872 Warrants    Tulip Holding Corp.,
                       Common Stock Purchase Warrants**           12/29/89          15,774           15,774              0
                                                                              -------------- ---------------- --------------
                                                                                 7,121,353        7,130,234        219,714      0.25
                                                                              -------------- ---------------- ----------------------

                     BANKING AND FINANCE

                     USAT HOLDINGS INC.
       297 Shares    USAT Holdings Inc., Common Stock**          01/05/90 &
                                                                 12/19/91        3,560,182       3,560,182       3,560,182
                                                                              -------------- ---------------- --------------
                                                                                 3,560,182       3,560,182       3,560,182      4.11
                                                                              -------------- ---------------- ----------------------

                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                DECEMBER 31, 1995
                                                   (CONTINUED)

  PRINCIPAL                                                          INVESTMENT  INVESTMENT     AMORTIZED      VALUE     % OF TOTAL
AMOUNT/SHARES                        INVESTMENT                         DATE        COST          COST       (NOTE 2)    INVESTMENTS
---------------   -----------------------------------------------   ----------- ------------- ------------ ------------ ------------

                  MISCELLANEOUS MANUFACTURING

                  QUANTEGY ACQUISITION CORP.
                  (FORMERLY AMPEX RECORDING MEDIA)
  123.50 Shares   Quantegy Acquisition Corp., Common Stock             11/13/95  $ 2,722,290   $ 2,722,290   $  2,722,290
35,882 Warrants   Ampex Recording Media Corp.,
                    Warrants to Purchase Class A Common Stock**(e)     12/31/90 &
                                                                       06/28/91      288,251       288,251        143,528
                                                                                -------------- ------------- -------------
                                                                                   3,010,541     3,010,541      2,865,818       3.30
                                                                                -------------- ------------- -----------------------

                  RI HOLDINGS, INC. - NOTES 10, 12
 $     11,123,914 RI Holdings, Inc.,
                    Sr. Sub. Nts. 16% due 08/31/01*(a)(b)             04/25/94    5,826,150      5,826,150     4,660,920
   150,191 Shares RI Holdings, Inc., Common Stock**                   09/01/89    1,501,910      1,501,910             0
104,211.03 Shares RI Holdings, Inc., Common Stock**                    various        1,044          1,044             0
  22,687.5 Shares RI Holdings, Inc., Common Stock**                   04/25/94          227            227             0
 92,045.09 Shares RI Holdings, Inc., Common Stock**                   05/09/95          920            920             0
                                                                                --------------- ------------- ------------
                                                                                  7,330,251      7,330,251     4,660,920        5.37
                                                                                --------------- ------------- ----------------------

                  LEATHER AND LEATHER PRODUCTS

                  UNITED STATES LEATHER HOLDINGS, INC.
$     14,616,000  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 1/31/04*                     08/06/93   14,515,886     14,526,875     8,769,600
$         36,251  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  11/30/93       36,251         36,251             0
$        439,565  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  02/28/94      439,565        439,565             0
$        414,946  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  11/30/94      414,946        414,946             0
$        571,130  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  02/28/95      571,130        571,130             0
$        250,334  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  05/31/95      250,334        250,334             0
$        402,926  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  08/31/95      402,926        402,926             0
$        565,943  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Deb. 15% due 8/05/98*(a)                  11/30/95      565,943        565,943             0
 2,986.41 Shares  U.S. Leather Holdings, Inc.,
                   Sr. Sub. Pref. Stock 8%
                   redeemable 03/31/01*(a)(b)                         08/06/93    2,024,000      2,024,000             0
  150,231 Shares  U.S. Leather Holdings, Inc.,
                   Jr. Sub. Pref. Stock *(a)(b)                       08/06/93            0              0             0
150,231 Warrants  U.S. Leather Holdings, Inc.,
                   Non-Voting Common Stock Purchase Warrants**        08/06/93      186,918        186,918             0
                                                                                -------------- -------------- ------------
                                                                                 19,407,899     19,418,888     8,769,600       10.11
                                                                                -------------- -------------- ----------------------

                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                  DECEMBER 31, 1995
                                                     (CONTINUED)

  PRINCIPAL                                                         INVESTMENT    INVESTMENT    AMORTIZED      VALUE     % OF TOTAL
AMOUNT/SHARES                        INVESTMENT                        DATE          COST         COST       (NOTE 2)    INVESTMENTS
--------------  ------------------------------------------------   -----------  ------------- ------------ ------------ ------------

                 DISTRIBUTION SERVICES

                 WB BOTTLING CORPORATION - NOTE 12
  1,615 Shares   WB Bottling Corp., Preferred Stock**                09/12/90    $  161,500    $  161,500   $        0
 21,463 Shares   WB Bottling Corp., Common Stock**                   09/12/90 &
                                                                     08/11/92        87,296        87,296            0
                                                                                -------------- ------------ ------------
                                                                                    248,796       248,796            0          0.00
                                                                                -------------- ------------ ------------------------

                 MISCELLANEOUS RETAIL

                 PERGAMENT HOME CENTERS, INC.- Note 12
$     2,543,200  Pergament Acq. Corp., Home Centers, Inc.
                   Floating Rate Demand Note due 07/31/00*           10/18/91     2,543,200     2,543,200    2,543,200
   299.2 Shares  Pergament Holdings, Corp.,
                   Common Stock Class B**                            02/28/89     6,732,000     6,732,000    1,683,000
109.2571 Shares  Pergament Holdings, Corp.,
                   Common Stock Class C **                           02/28/89             0             0            0
                                                                                -------------- ------------ ----------
                                                                                  9,275,200     9,275,200    4,226,200          4.87
                                                                                -------------- ------------ ------------------------


                 R&S STRAUSS, INC.
                 (FORMERLY WSR ACQUISITION CORP.)
$       935,000  R&S Strauss, Inc.,
                   Sr. Sub. Nt. 15% due 05/31/00*                   06/13/90       935,000        935,000      935,000
$     1,190,000  R&S Strauss, Inc.,
                   Sr. Sub. Nt. 15% due 05/31/00*                   06/13/90     1,190,000      1,190,000    1,190,000
                                                                                -------------- ------------ -----------
                                                                                 2,125,000      2,125,000    2,125,000          2.45
                                                                                -------------- ------------ ------------------------

                 PRINTING, PUBLISHING AND ALLIED LINES

                 AMERICAN PAPER GROUP, LTD.
$       595,683  American Paper Group, Ltd.,
                   Sub. Nts. 5% due 12/31/00*                       01/18/94       404,111        443,253      443,253
     996 Shares  American Paper Holdings Inc., Common Stock**       01/18/94        67,469         67,469       67,469
                                                                                -------------- ------------ -----------
                                                                                   471,580        510,722      510,722          0.59
                                                                                -------------- ------------ ------------------------


                 TOTAL INVESTMENT IN  MANAGED  COMPANIES                      $ 83,330,271    $83,389,283   $67,489,913        77.80
                 ----------------------------------------                     -------------- -------------- ------------------------



                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 DECEMBER 31, 1995
                                                    (CONTINUED)

   PRINCIPAL                                                       INVESTMENT    INVESTMENT    AMORTIZED       VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                      DATE          COST          COST       (NOTE 2)    INVESTMENTS
---------------   ----------------------------------------------   -----------  ------------  ------------  ---------- -------------


                   NON-MANAGED  COMPANIES

                   CONSUMER PRODUCTS MANUFACTURING

                   AMERICAN SAFETY RAZOR COMPANY - NOTE 12
  106,670 Shares   ASR Acquisition Corp., Common Stock (d)            04/14/89   $   16,778   $   16,778    $ 840,026
    1,571 Shares   ASR Acquisition Corp., Common Stock (d)            05/22/89          246          246       12,372
                                                                                ------------  ------------  ----------
                                                                                     17,024       17,024      852,398          0.99
                                                                                ------------  ------------  ------------------------

                   DISTRIBUTION SERVICES

                   WESTERN PIONEER, INC. - Note 10
$      4,730,800   Western Pioneer, Inc.,
                     Sr. Sub. Nts. 10% due 12/01/02*(b)               11/30/94    1,008,040    1,008,040   1,008,040
 81,081 Warrants   Western Pioneer, Inc.,
                     Common Stock Purchase Warrants **                11/30/94            0            0           0
                                                                                ------------  -----------  ------------
                                                                                  1,008,040    1,008,040   1,008,040           1.16
                                                                                ------------  -----------  -------------------------

                   BROADCASTING

                   APOLLO RADIO HOLDING CO., INC.
     29.75 Shares  Apollo Radio Holding Co., Inc., Common Stock**     06/01/90       61,788       61,788     336,401
      25.5 Shares  Apollo Radio Holding Co., Inc., Common Stock**     04/03/90       52,962       52,962     288,349
  9.2083 Warrants  Apollo Radio Holding Co., Inc., Common Stock
                     Purchase Warrants**                              04/03/90            0            0           0
                                                                                ------------  ------------  ----------
                                                                                    114,750      114,750     624,750           0.72
                                                                                ------------  ------------  ------------------------


                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                DECEMBER 31, 1995
                                                   (CONTINUED)

   PRINCIPAL                                                         INVESTMENT    INVESTMENT    AMORTIZED     VALUE     % OF TOTAL
 AMOUNT/SHARES                        INVESTMENT                        DATE          COST         COST      (NOTE 2)    INVESTMENTS
---------------  --------------------------------------------------  ----------- -------------  ----------- ----------  ------------


                 HEALTH SERVICES

                 MTI HOLDINGS, INC. - NOTES 10, 12
$     471,360    MTI Holdings, Inc., Sr. Sec. Nt. 5% due 08/15/99*     07/01/94  $  471,360     $    471,360   $   235,680
22,376 Shares    MTI Holdings, Inc., Class B Common Stock**            07/01/94     510,000          510,000             0
                                                                                -------------  --------------  ------------
                                                                                    981,360          981,360       235,680      0.27
                                                                                -------------  --------------  ---------------------



                 TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                     $ 2,121,174     $  2,121,174   $  2,720,868     3.14
                 ------------------------------------------                     -------------  --------------  ---------------------


                 TOTAL INVESTMENT IN PORTFOLIO                                  $85,451,445     $ 85,510,457   $ 70,210,781    80.94
                 -----------------------------


                 TEMPORARY INVESTMENTS

                 COMMERCIAL PAPER

$     7,500,000  Greenwich Funding, 5.67% due 02/21/96                 12/15/95 $ 7,419,675     $  7,439,756    $ 7,439,756
$     9,100,000  International Securitization, 6.00% due 01/03/96      12/29/95   9,092,417        9,096,967      9,096,967
                                                                                -------------  ----------------  ------------
                 TOTAL INVESTMENT IN COMMERCIAL PAPER                           $16,512,092     $ 16,536,723    $16,536,723    19.06
                 ------------------------------------                           -------------  ---------------- --------------------

                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   DECEMBER 31, 1995
                                                       (CONCLUDED)

     PRINCIPAL                                                     INVESTMENT    INVESTMENT    AMORTIZED      VALUE     % OF TOTAL
   AMOUNT/SHARES                     INVESTMENT                       DATE          COST          COST       (NOTE 2)    INVESTMENTS
-------------------- -------------------------------------------    ---------- -------------  -----------  -----------  ------------


                     TOTAL TEMPORARY INVESTMENTS                                $ 16,512,092  $ 16,536,723  $16,536,723       19.06
                     ---------------------------                                ------------  ------------  ------------------------

                     TOTAL INVESTMENT PORTFOLIO                                 $101,963,537  $102,047,180  $86,747,504      100.00%
                     --------------------------                                 ============  ============  ========================


                     SUMMARY OF  INVESTMENTS

                     Subordinated Notes                                         $ 59,318,927  $ 59,377,939  $44,108,676       50.85
                     Preferred Stock                                               3,650,263     3,650,263            -        0.00
                     Common Stock and Warrants                                    22,482,255    22,482,255   26,102,105       30.09
                     Temporary Investments                                        16,512,092    16,536,723   16,536,723       19.06
                                                                                -------------  ------------  -----------------------

                     TOTAL INVESTMENT PORTFOLIO                                 $101,963,537  $102,047,180  $86,747,504      100.00%
                     --------------------------                                 ============  =============  =======================

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


                              See the Accompanying Notes to Financial Statements

                             EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                             SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                 PAR VALUE
                                                                     DATE OF     OR NUMBER   AMORTIZED      NET        REALIZED
SECURITY                                                           TRANSACTION   OR SHARES      COST      PROCEEDS    GAIN (LOSS)
Polaris Pool Systems, Inc.
   Common Stock                                                      3/22/95   $         -   $      -    $   40,754   $  40,754

Total Net Realized Gains for the Three Months Ended March 31, 1995                                           40,754      40,754

Total Net Realized Gains for the Three Months Ended June 30, 1995                                   -             -           -
Haddon Craftsman, Inc.
     Common Stock                                                    8/9/95              -          -        27,879      27,879
Polaris Pool Systems, Inc.
     Common Stock                                                    8/9/95              -          -         8,001       8,001
ASR Acquisition Corp.
     Series B Subordinated 13.5% Notes                               8/29/95  $  1,499,929   1,499,929    1,529,928      29,999
J.P. Foodservice, Inc.
     Common Stock                                                    9/19/95       249,957   2,162,364    4,109,845   1,947,481
Multi-Turf, Inc.
     Common Stock                                                    9/20/95         78.54      20,251      268,723     248,472

Total Net Realized Gains for the Three Months Ended September 30, 1995                       3,682,544    5,944,376   2,261,832

Apollo Radio Holding Co., Inc.
     Subordinated 15.0% Note                                        10/27/95  $    850,000   1,537,185    1,809,915     272,730
Ampex Recording Media
     Subordinated Notes Series A & B                                11/13/95  $  8,496,113   8,496,113    2,722,290  (5,773,823)
Lexmark International Group, Inc.
     Common Stock                                                   11/22/95       401,581   2,677,207    7,569,802   4,892,595
Haddon Craftsman, Inc.
     Common Stock                                                    12/7/95             -           -       50,229      50,229

Total Net Realized Losses for the Three Months Ended December 31, 1995                      12,710,505   12,152,236    (558,269)
Total Net Realized Gains for the Year Ended December 31, 1995                              $16,393,049  $18,137,366  $1,744,317
                                                                                           =========== ============= ===========

(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.

                             See the Accompanying Notes to Financial Statements.

                   EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995



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


      On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners of the Funds (the "Limited Partners") voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, (l) Alliance Corporate was admitted as the successor Managing General Partner of the Funds, (ll) Equitable Capital withdrew from the Funds as Managing General Partner and assigned all of its interest as General Partner to Alliance Corporate and (lll) Alliance Corporate succeeded Equitable Capital as the investment advisor to the Funds pursuant to a new investment advisory agreement. Alliance Corporate (the "Investment Adviser") is a registered investment adviser under the Investment Advisers Act of 1940.


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


2.    Significant Accounting Policies



      Basis of Accounting


      For financial reporting purposes, the Retirement Fund's records are maintained using the accrual method of accounting.

      Valuation of Investments


      Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $28,806,626 and $86,914,728 as of December 31, 1995 and 1994, respectively, representing 32.4% and 75.1% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.


      For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write-up in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Retirement Fund invests. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.


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

      Income Taxes


      As discussed in Note 13, no provision for income taxes has been made since
all  income  and  losses  are  allocated  to  the  Retirement   Fund's  partners
("Partners") for inclusion in their respective tax returns.


      Deferred Organization Expenses


      Organization expenses of $431,479 were fully amortized on a straight-line basis as of October 31, 1993.


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


      Sales, Marketing and Offering Expenses and Sales Commissions


      Sales commissions and selling discounts are allocated to the specific Partners' accounts to which they are applicable. Sales, marketing and offering expenses are allocated between the Funds in proportion to the number of units issued by each Fund and to the Partners in proportion to their capital contributions.

3.    Note Receivable


        On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the year ended December 31, 1995, resulted in a $166,234 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.



4.    Capital Contributions



      On October 13, 1988, the Retirement Fund closed the initial public offering of its units of Limited Partner interests ("Units"). Equitable Capital, the Retirement Fund's Managing General Partner at that time, accepted subscriptions for 221,072 Units and admitted 26,304 Limited Partners.


      The Limited Partners' total capital contributions were $220,848,730, after giving effect to volume discounts allowed of $223,270. Equitable Capital's aggregate capital contribution was in the form of a promissory note in the principal amount of $2,051,783. On July 22, 1993, Equitable Capital's note was canceled and Alliance Corporate made a capital contribution in the form of a promissory note on such date, as described in note 3. Sales, marketing and offering expenses and selling commissions have been charged against proceeds resulting in net capital contributed by Limited Partners of $203,146,793.

      Allocation of income, loss and distributions of cash are made in accordance with the Partnership Agreement as further discussed in Note 11.

5.    Sales, Marketing and Offering Expenses and Sales Commissions



      The Retirement Fund expended a total of $416,052 for the reimbursement of sales and marketing expenses. Aggregate sales and marketing expenses of the Funds may not exceed $2,528,415 or .5% of the aggregate capital contributions and were allocated proportionately to the number of Units issued by each Fund. Aggregate sales and marketing expenses for the Funds totaled $951,683.


      The Retirement Fund also paid $1,627,385 for the reimbursement of offering expenses. These expenses, along with the offering expenses of Equitable Capital Partners and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Retirement Funds totaled $4,711,806 (see Note 2 regarding the amortization of deferred organizational expenses).


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

      The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the years ended December 31, 1995, 1994 and 1993 were $1,037,207, $1,278,599 and $1,581,950, respectively. The decrease in the Investment Advisory Fees, is due primarily to the return of capital distributed to Limited Partners which reduced the Retirement Fund's Available Capital on which the Investment Advisory Fee is based.

7.    Fund Administration Fee and Expenses


      As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (I) Minimum Fee and (II) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the years ended
December  31,  1995,  1994  and  1993  were  $701,954,  $766,168  and  $830,638, respectively.


      In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the years ended December 31, 1995 and 1994, the Retirement Fund incurred Administrative expenses of $135,139 and $367,552 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

8.    Independent General Partners' Fees and Expenses



      As compensation for their services, each Independent General Partner is entitled to a $30,000 annual fee (payable quarterly) from the Retirement Fund in addition to $500 for each meeting attended plus reimbursement for any out-of-pocket expenses. In accordance with the Retirement Fund's Partnership
Agreement, the amount of such fee is reviewed annually by the Independent General Partners.


      For the years ended December 31, 1995, 1994 and 1993, the Retirement Fund incurred $161,236, $160,979 and $166,441, respectively, of Independent General Partners' Fees and Expenses.



9.    Related Party Transactions



      For the years ended December 31, 1995, 1994 and 1993, the Retirement Fund incurred expenses of $105,443, $68,512 and $38,509, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.



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

      Although the Retirement Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Retirement Fund subjects each prospective investment to rigorous analysis and will make only those investments that have been recommended by the Managing General Partner and that meet the Retirement Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. Fund investments are measured against specified Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limits the amount of its investment in a particular issuer. The Retirement Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

        During the year ended December 31, 1995, the Retirement Fund received a total of $473,000 and $14,733 from Western Pioneer, Inc. and MTI Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain or loss has been recorded on the transactions and the amounts will be distributed as return of capital to the Limited Partners.


        On August 3, 1995, the Retirement Fund sold its American Safety Razor Company 13.5% Series B Subordinated Notes for $1,529,928 and recognized a gain of $29,999 on the sale.

        During the year ended December 31, 1995, the Retirement Fund received $48,755 and $78,108 from Polaris Pool Systems, Inc. and Haddon Craftsman, Inc., respectively. The monies represent proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.


        On September 15, 1995 the Retirement Fund sold its common stock investment in JP Foodservice, Inc. for $4,109,845, which resulted in a gain to the Retirement Fund of $1,947,481.

        During the year ended December 31, 1995, the Retirement Fund received total proceeds of $268,723 from Multi-Turf, Inc. as paydown of the equity held, which resulted in a gain of $248,472 to the Retirement Fund.

        On October 26, 1995, Apollo Radio Holding Company, Inc. repaid its 15.0% Subordinated Note. The Retirement Fund received total proceeds of $1,809,915 which represented all outstanding principal, accrued interest and a realized gain of $272,730.

      On November 21, 1995, Lexmark International Group, Inc. ("Lexmark") (formerly Lexmark Holding, Inc.) completed the initial public offering of shares of common stock held by certain existing shareholders of Lexmark. After a fifteen to one stock split, Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund") held 1,403,011 shares of Lexmark common stock. The Retirement Fund sold 401,581 shares in the offering representing 28.6% of the shares held by the Retirement Fund for total net proceeds of $7,569,801 or a net price of $18.85 per share. The initial cost of the shares sold by the Retirement Fund was $2,677,207. As a result, the Retirement Fund realized a gain of $4,892,595. The shares of Lexmark common stock are listed on the New York Stock Exchange under the symbol LXK.

      As of December 31, 1995, the Retirement Fund had investments in ten Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group makes significant managerial assistance available) and four Non-Managed
Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $85,451,445 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $59,318,927 in senior notes and subordinated notes, $3,650,263 in preferred stock and purchase warrants and $22,482,255 in common stock and purchase warrants.



11.   Allocation of Profits and Losses


      Pursuant to the terms of the Partnership Agreement, net investment income and gains and losses on investments are generally allocated between the Managing General Partner and the Limited Partners based upon cash distributions as follows:

      first, 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments,

      and thereafter, 80% to the Limited Partners and 20% to the Managing General Partner.

      For the year ended December 31, 1995, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12.   Unrealized Appreciation/Depreciation, and Non-Accrual of Investments

      For the year ended December 31, 1995, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,915,689. Such depreciation was the result of adjustments in value made with respect to the following investments during 1995:

      On March 31, 1995, Pergament Home Centers, Inc. Class B Common Stock was written down from 75% to 25% of cost, resulting in unrealized depreciation of $3,366,000.

     The RI Holdings, Inc. common stock purchased on May 9, 1995 was valued at zero, resulting in unrealized depreciation of $920 to the Retirement Fund.

      On June 30, 1995, MTI Holdings, Inc. Class B Common Stock was written down from 100% to zero and the 5% Senior Secured Note was written down from 100% to 75% of par. On September 30, 1995, MTI Holdings, Inc. 5% Senior Secured Note was written down from 75% to 50% of par value. These writedowns resulted in total unrealized depreciation of $746,886 to the Retirement Fund. Due to principal paydowns during the three months ended September 30, 1995, $1,206 of unrealized depreciation was reversed.

     The Tulip Holding Corp. 14.5% Subordinated Note was written down from 50% to 25% of par at June 30,1995 and 25% to 5% of par at September 30, 1995. This resulted in total unrealized depreciation of $1,977,430 to the Retirement Fund.

      On June 30, 1995, due to a default of an interest payment on senior notes held by a third party, the WB Bottling Corporation preferred and common stock held by the Retirement Fund were written down from 100% to 10% of cost. On December 31, 1995, WB Bottling Corporation preferred stock and common stock were written down from 10% to zero. This resulted in total unrealized depreciation of $248,796 to the Retirement Fund.

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

      On September 30, 1995, Ampex Recording Media Corp. 14% and 18.4% Senior Subordinated Series A & B Notes were written down from 50% to 25% of par value, which resulted in unrealized depreciation of $2,722,289 to the Retirement Fund. Due to an increase in the quoted market price of Ampex Recording Media Corp. warrants held by the Retirement Fund at December 31, 1995, the Retirement Fund recorded unrealized appreciation of $62,669. Due to a restructuring, $5,773,823 of unrealized depreciation was reversed at December 31, 1995.

     On September 30, 1995, U.S. Leather Holdings, Inc. 8% Senior Subordinated Preferred Stock and the 15% Senior Subordinated PIK Notes were written down to zero. On December 31, 1995, U.S. Leather Holdings, Inc. 15% Senior Subordinated Note was written down from 100% to 60% of par. These writedowns resulted in total unrealized depreciation of $10,259,970 to the Retirement Fund.

      Due to a 15-to-1 stock split and initial public offering of Lexmark common stock on November 21, 1995, the Retirement Fund recorded unrealized appreciation of $6,498,596. The equity was valued at 90% of the closing market price at December 31, 1995, due to contractual restrictions on resale.

      Due to the decline in the quoted  market  price of American  Safety  Razor
Company  common  stock,   the  Retirement  Fund  recorded  a  total   unrealized
depreciation of $635,916 at December 31, 1995.

     On December 31, 1995, Apollo Radio Holding Co., Inc. common stock was written up from zero, resulting in unrealized appreciation of $624,750 to the Retirement Fund.

      For the years  ended  December  31,  1994 and 1993,  the  Retirement  Fund
recorded  net   unrealized   depreciation   of  $5,675,676  and  net  unrealized
appreciation of $4,082,028, respectively.

        The following investments have been on non-accrual status as of the respective dates:

        U.S. Leather Holdings, Inc. 15%
          Senior Subordinated Note                 October 1, 1995
        MTI Holdings, Inc. 5%
          Senior Secured Note                      October 1, 1995
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994
        RI Holdings, Inc. 16%
          Senior Subordinated Notes                April 25, 1994
        Tulip Holding, Corp. 14.5% and 16.5%
          Subordinated Notes                       January 1, 1994

      Alliance Corporate continues to monitor the Retirement Fund's portfolio closely. As a matter of standard procedure, Alliance Corporate reviews each portfolio company's financial statements at least quarterly, and often monthly. Investment managers routinely review and discuss financial and operating results with the companies' management and equity sponsors, and attend periodic board of directors meetings, as appropriate. In some cases, Alliance Corporate officers, acting on behalf of the Funds serve as directors on the boards of portfolio companies. When problems arise, communication with management and sponsors often occurs on a daily basis.

13.   Income Taxes

      No provision for income taxes has been made since all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

      Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax basis of the Retirement Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1995, the tax basis of the Retirement Fund's assets was greater than the amounts reported in the Financial Statements by $38,950,769. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructuring were treated differently for tax purposes, but not for financial reporting purposes.

14.   Subsequent Distributions

      On February 7, 1996, the Independent General Partners approved an aggregate cash distribution of $10,274,966 for the three months ended December 31, 1995, which was paid on February 14, 1996. The amount distributed to Limited Partners was $10,259,951 or $46.41 per Unit (of which $3,610,106 is capital returned from investments during the fourth quarter of 1995), to Limited Partners of record at December 31, 1995. On a per Unit basis, this distribution to Limited Partners includes $23.36 of realized gains, $6.72 of income from operations and $16.33 of return of capital. The Managing General Partner's one percent allocation of $103,636 was reduced, in accordance with the provisions of the Partnership Agreement, by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1995 of $88,621, resulting in a net distribution of $15,015.

Item 9.    Disagreements on Accounting and Financial Disclosure

      None.

                                  Part III

Item 10.   Directors and Executive Officers of the Registrant

The Retirement Fund

      The Retirement Fund's general partners (the "General Partners") are responsible for the management and administration of the Retirement Fund. The General Partners consist of Alliance Corporate succeeding Equitable Capital, as the Managing General Partner, and four individuals serving as Independent General Partners. Each Independent General Partner is not an "interested person" of the Retirement Fund as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act").

Independent General Partners

      The Independent General Partners provide overall guidance and supervision with respect to the operations of the Retirement Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Independent General Partners supervise the Managing General Partner and must, with respect to any Enhanced Yield Investment, either certify that it meets the Retirement Fund's investment guidelines or specifically approve it. The Independent General Partners are also responsible for approving certain transactions pursuant to the conditions of an exemptive order issued by the Securities and Exchange Commission (the "Commission") under which the Retirement Fund operates. In addition, if a portfolio company is in material default with respect to its payment obligations under any lending agreement to which it is a party or has a ratio of earnings before interest, taxes and depreciation to cash fixed charges of 1.1 to 1 or less for the latest fiscal year for which financial statements are available, the Independent General Partners are required to approve any changes in the terms of the Fund's investment in such a portfolio company.

     Messrs. Robert W. Lear and Robert F. Shapiro have served as Independent General Partners of the Retirement Fund and the Enhanced Yield Fund since June 1988. On April 12, 1989, Mr. Alton G. Marshall and Dr. William G. Sharwell were admitted to the Retirement Fund and the Enhanced Yield Fund, increasing the total number of Independent General Partners to four. Each Independent General Partner shall hold office until his removal or withdrawal pursuant to the provisions of the Partnership Agreement.

     Mr. Lear, age 78, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 61, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 74, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 75, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

Managing General Partner

      The Managing General Partner is responsible for purchasing investments for the Retirement Fund which the Independent General Partners have reviewed for compliance with the investment guidelines or otherwise approved, for providing administrative services to the Retirement Fund and for the admission of assignee Limited Partners to the Retirement Fund.

Management of Alliance Corporate and the Retirement Fund

      The senior officers of Alliance Corporate responsible for overseeing the management of the Retirement Fund are:

                         Position with Alliance Corporate Finance
                         Group Incorporated

Frank Savage             Chairman of the Board of Directors

James R. Wilson          President

William Gobbo, Jr.       Senior Vice President

James D. Neidhart        Senior Vice President

Laura Mah                Vice President and Chief Accounting
                         Officer


     Mr. Frank Savage, age 57, is Chairman of Alliance Corporate, Chairman of Alliance Capital Management International and a member of the Board of Directors of Alliance Capital Management Corporation. He is Senior Vice President of The Equitable Life Assurance Society of the United States. He was formerly the Chairman of Equitable Capital Management Corporation, an investment management subsidiary of Equitable Life, which was combined with Alliance Capital in July of 1993. Mr. Savage is a director of Lockheed Corporation, ARCO Chemical Company, Lexmark Corporation, Essence Communications, Inc. and The Council on Foreign Relations. He is a member of the Board of Trustees of The Johns Hopkins University and Howard University and Chairman of the Advisory Council of the Johns Hopkins University Nitze School of Advanced International Studies.

      James R. Wilson, age 49, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructuring and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 51, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

      Mr. James D. Neidhart, age 51, is a Senior Vice President of Alliance Corporate. He is head of the Investment Recovery Division of Alliance Corporate responsible for the management of public and private investments in companies that have encountered troubled financial situations. He has been actively involved in over 20-25 restructuring, playing in most a leadership role including chairmanship of committees critical to the restructuring process. Mr. Neidhart, who joined Alliance Corporate through the combination with Equitable Capital, had been employed by Equitable Capital in its workout group since 1986. Prior to that, he had nine years of experience in private placement investments and workout transactions with the Prudential Insurance Company of America, three years of commercial lending experience with Harris Trust and Savings Bank and served six years as an Officer in the U.S. Air Force.

     Mrs. Laura Mah, age 40, is a Vice President of Alliance Capital and co-manages the Insurance Services Group. She is responsible for accounting and reporting for assets managed by Alliance Capital for insurance clients, including mutual funds, partnerships, general, separate and advisory accounts. Mrs. Mah joined Alliance Capital through the combination with Equitable Capital. Prior to that, she was an Assistant Vice President with Shearson Lehman Hutton for five years. She is a Certified Public Accountant.

The Investment Adviser

      As a result of the combination of the businesses of Equitable Capital and Alliance Capital, Equitable Capital's investment advisory agreement with the Retirement Fund terminated in accordance with its terms on July 22, 1993. On that date, Alliance Corporate succeeded Equitable Capital as the Retirement Fund's investment advisor. As investment adviser to the Retirement Fund, Alliance Corporate is responsible for the identification, management and liquidation of all investments for the Retirement Fund.

The Administrator

      The Administrator performs certain operating and administrative services for the Retirement Fund on behalf of the Managing General Partner pursuant to an administrative services agreement, dated October 13, 1988, among the Retirement Fund, Equitable Capital and the Administrator.

      The information contained in the Prospectus under the caption "Management Arrangements" is incorporated by reference into this Item 10.

Item 11.   Executive Compensation

      The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Retirement Fund paid Mr. Lear $36,250, Mr. Shapiro $36,250, Mr. Marshall $36,481 and Dr. Sharwell $36,250 in fees, with respect to their services as Independent General Partners in 1995.

      The information with respect to the "Fund Administration Fee and Expenses" payable to the Managing General Partner and the Administrator set forth under the caption "Management Arrangements -- The Managing General Partner" in the Prospectus is incorporated by reference into this Item 11. The Retirement Fund paid $848,815 to the Administrator, through the Managing General Partner, in 1995.

      The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Retirement Fund paid Alliance Corporate $1,037,207 with respect to the Investment Advisory Fee for 1995. The Managing General Partner's 1% allocation of net investment income from Temporary Investments, which in 1995 amounted to $5,157, is credited against the Investment Advisory Fees as required by the Partnership Agreement.

      Alliance  Corporate,  as  Managing  General  Partner,   received  $61,650,
representing distributions of net investment income in 1995.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      As of the date of this report, no person or entity is known by the Retirement Fund to be the beneficial owner of more than 5% of the total number of outstanding Units.

      The  Independent  General  Partners and directors and officers of Alliance
Corporate own as a group, 13 Units, or less than 1% of the total Units outstanding.

Item 13.   Certain Relationships and Related Transactions

      The Retirement Fund co-invests in Enhanced Yield Investments with the Equitable Capital Partners, L.P. and certain affiliates of Equitable Capital pursuant to the terms of an exemptive order granted by the Commission on August 11, 1988 permitting co-investments on certain terms and conditions, Equitable Capital Partners, L.P., et al. (812-6983) IC-16522, August 11, 1988 (the "Order"). On December 31, 1990, the Commission granted a request to: (I) permit any person serving as an officer, director or employee of Equitable Life or any of its subsidiaries to serve as a director of Equitable Capital; (ii) permit Equitable Life and its subsidiaries (other than Equitable Capital) and certain other affiliates of Equitable Capital to invest as limited partners in sponsor limited partnerships which invest in transactions in which the Retirement Funds also invest; and (iii) amend and restate all of the conditions and undertakings contained in the August 11, 1988 Order to conform them to those contained in the application filed with the Commission on behalf of Equitable Capital Partners II, L.P. and Equitable Capital Partners (Retirement Fund) II, L.P. Equitable Capital Partners (Retirement Fund), L.P., et al.
(812-7328) IC - 17925, December 31, 1990.

      Pursuant to such arrangements, the Retirement Fund co-invested in the Enhanced Yield Investments listed above in Item 1 with the Equitable Capital Partners, L.P. and one or more of the following: Equitable Deal Flow Fund, L.P., Equitable Capital Private Income and Equity Partnership II, L.P., Equitable Life, Equitable Variable Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Insurance Company.

      In connection with the transaction that resulted in the succession of Alliance Corporate as Managing General Partner of and Investment Adviser to the Funds, Equitable Capital and Alliance Corporate received two exemptive orders from the Securities and Exchange Commission permitting the Funds and Alliance Corporate to rely on the exemptive orders previously issued to Equitable Capital and the Funds, subject to the same conditions and undertakings under such orders as applied to Equitable Capital.

                                    Part IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Financial Statements, Financial Statement
           Schedules and Exhibits

See Item 8.  Financial Statements and Supplementary Data "Table of Contents."


Exhibits

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

13.1       (a)  Forms 10-Q
                Form 8-K ****

28.1 Portions of Prospectus of Registrant and Equitable Capital Partners, L.P., dated July 15, 1988, incorporated by reference into this Annual Report on Form 10-K

* Incorporated by reference to the Retirement Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission on March 29, 1990

** Incorporated by reference to the Retirement Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Securities and Exchange Commission on March 29, 1989

*** Incorporated by reference to the Retirement Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 28, 1994.

**** Incorporated by reference to the Retirement Fund's Annual Report of Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on November 22, 1995.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996.

                          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 25, 1996          _________________________________
                               Frank Savage
                               Title:  Chairman of the Board


Dated: March 25, 1996          _________________________________
                               Laura Mah
                               Title:  Vice President and Chief
                                       Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 25th day of March, 1996.

      Signature                              Title

______________________     Independent General Partner of
Robert W. Lear             Equitable Capital Partners (Retirement Fund), L.P.

______________________     Independent General Partner of
Robert F. Shapiro          Equitable Capital Partners (Retirement Fund), L.P.

______________________     Independent General Partner of
Alton G. Marshall          Equitable Capital Partners (Retirement Fund), L.P.

______________________     Independent General Partner of
William G. Sharwell        Equitable Capital Partners (Retirement Fund), L.P.

______________________
Frank Savage               Chairman of the Board of Alliance Corporate

______________________
James R. Wilson            President and Director of Alliance Corporate

______________________
Dave H. Williams           Director of Alliance Corporate

______________________
Bruce W. Calvert           Director of Alliance Corporate

______________________
John D. Carifa             Director of Alliance Corporate

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996.

                          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 25, 1996          /s/  Frank Savage
                               Frank Savage
                               Title:  Chairman of the Board


Dated: March 25, 1996          /s/  Laura Mah
                               Laura Mah
                               Title:  Vice President and Chief
                                       Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 25th day of March, 1996.

     Signature                                 Title


/s/  Robert W. Lear         Independent General Partner of
Robert W. Lear              Equitable Capital Partners (Retirement Fund), L.P.

/s/  Robert F. Shapiro      Independent General Partner of
Robert F. Shapiro           Equitable Capital Partners (Retirement Fund), L.P.

/s/  Alton G. Marshall      Independent General Partner of
Alton G. Marshall           Equitable Capital Partners (Retirement Fund), L.P.

/s/  William G. Sharwell    Independent General Partner of
William G. Sharwell         Equitable Capital Partners (Retirement Fund), L.P.

/s/  Frank Savage
Frank Savage                Chairman of the Board of Alliance Corporate

/s/  James R. Wilson
James R. Wilson             President and Director of Alliance Corporate

/s/  Dave H. Williams
Dave H. Williams            Director of Alliance Corporate

/s/  Bruce W. Calvert
Bruce W. Calvert            Director of Alliance Corporate

/s/  John D. Carifa
John D. Carifa              Director of Alliance Corporate