Form 10-Q
period 1996-03-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1996-05-15
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Selected information from the Prospectus, dated July 15, 1988, and filed with the Securities and Exchange Commission on July 19, 1988 (File No. 33-20093), is incorporated by reference into Parts I, II and III of this Quarterly Report on Form 10-Q.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1996 and December 31, 1995         5

Statements of Operations - For the Three Months
  Ended March 31, 1996 and 1995                              6

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1996 and 1995                       7

Statements of Cash Flows - For the Three Months Ended
  March 31, 1996 and 1995                                    8

Statement of Changes in Partners' Capital -
  For the Three Months Ended March 31, 1996                  9

Schedule of Portfolio Investments - March 31, 1996          10

Supplemental Schedule of Realized Gains and Losses
  For the Three Months Ended March 31, 1996                 16

Notes to Financial Statements                               17


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             25


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                           29

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                    Unaudited
ASSETS:                                           Notes           March 31, 1996      December 31, 1995

    Investments                                  2,10,12
      Enhanced Yield Investments at Value-
         Managed Companies
            (amortized cost of $82,783,331
            at March 31, 1996 and $83,389,283
            at December 31, 1995)                                $   63,750,745        $   67,489,913
         Non-Managed Companies
            (amortized cost of $2,502,402 at
            March 31, 1996 and $2,121,174
            at December 31, 1995)                                     2,498,394             2,720,868
      Temporary Investments
            (at amortized cost)                                       8,261,850            16,536,723
    Cash                                                                    855                39,180
    Interest Receivable                            2,12                 902,592               886,589
    Note Receivable                                3,4                1,207,754             1,245,982
    Prepaid Expenses                                                      2,511                 6,923

TOTAL ASSETS                                                     $   76,624,701        $   88,926,178
                                                                 ==============        ==============


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
      Professional Fees Payable                     9            $       41,762        $       40,833
      Independent General Partners' Fees            8                    14,819                10,547
      Fund Administrative Expenses Payable          7                    17,939                28,445
      Other Accrued Liabilities                                          10,887                 4,241
         Total Liabilities                                               85,407                84,066
    Partners' Capital
      Managing General Partner                     3,4                  987,277             1,058,667
      Limited Partners (221,072 Units)              4                75,552,017            87,783,445
         Total Partners' Capital                                     76,539,294            88,842,112

TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $   76,624,701        $   88,926,178
                                                                ===============        ==============

               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended
                                                   March 31, 1996     March 31, 1995
INVESTMENT INCOME- Notes 2,12:
     Interest                                        $  1,149,706      $   1,955,403
     Discount                                               5,780              6,377

                TOTAL INVESTMENT INCOME                 1,155,486          1,961,780


EXPENSES:
     Investment Advisory Fee- Note 6                      236,152            294,992
     Fund Administration Fees and Expenses
       - Note 7                                           185,572            201,978
     Independent General Partners'
      Fees and Expenses - Note 8                           48,603             45,385
     Professional Fees - Note 9                             6,175              9,440
     Insurance Fees                                         4,410                  -
     Valuation Expenses                                     6,646                  -

                TOTAL EXPENSES                            487,558            551,795


NET INVESTMENT INCOME                                     667,928          1,409,985

NET CHANGE IN UNREALIZED
     DEPRECIATION ON INVESTMENTS- Note 12              (3,736,918)        (3,076,319)

NET REALIZED GAINS ON INVESTMENTS- Note 10              1,077,600             40,754

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                       $ (1,991,390)     $  (1,625,580)
                                                     ============      =============


               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                               For the Three Months Ended
                                                          March 31, 1996      March 31, 1995
FROM OPERATIONS:

    Net Investment Income                                   $    667,928        $  1,409,985

    Net Change In Unrealized
      Depreciation on Investments                             (3,736,918)         (3,076,319)

    Net Realized Gains on Investments                          1,077,600              40,754

    Net Decrease in Net Assets
      Resulting from Operations                               (1,991,390)         (1,625,580)

    Cash Distributions to Partners                           (10,274,966)        (12,469,357)

    Reduction in Managing General
      Partners' Contribution                                     (36,462)            (89,469)

    Total Decrease                                           (12,302,818)        (14,184,406)

NET ASSETS:

    Beginning of Period                                       88,842,112         115,578,330

    End of Period                                           $ 76,539,294        $101,393,924
                                                            ============        ============


               See the Accompanying Notes to Financial Statements.



               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Three Months Ended
INCREASE (DECREASE) IN CASH                             March 31, 1996      March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest and Discount Income                       $     912,024       $     939,971
      Fund Administration Fees & Expenses                     (196,078)           (213,006)
      Investment Advisory Fee                                 (236,152)           (294,992)
      Independent General Partners' Fees
        and Expenses                                           (43,328)            (40,458)
      Valuation Expenses                                             -                   -
      Sale (Purchase) of Temporary Investments, Net          8,445,152          11,833,125
      Proceeds from Sales and Principal Payments
        of Enhanced Yield Investments                        1,359,506             174,678
      Professional Fees                                         (4,484)            (15,031)
      Insurance Fees                                                 -                   -
Net Cash Provided by Operating Activities                   10,236,640          12,384,287
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash Distributions to Partners                       (10,274,966)        (12,469,357)
Net Cash Used in Financing Activities                      (10,274,966)        (12,469,357)
Net Decrease in Cash                                           (38,326)            (85,070)
Cash at the Beginning of the Period                             39,181              85,291
Cash at the End of the Period                            $         855       $         221
                                                         =============       =============


           RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM
             OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES



Net Decrease In Net Assets Resulting From                $  (1,991,390)      $  (1,625,580)
  Operations

Adjustments to Reconcile Net Decrease in Net Assets
      Resulting from Operations to Net Cash
      Provided by Operating Activities:
Decrease in Investments                                      8,727,055          11,973,049
Increase in Accrued Interest                                  (243,462)         (1,033,810)
Increase in Other Accrued Liabilities                            6,646                   -
Decrease in Fund Administration Expenses Payable               (10,506)            (11,028)
Decrease in Prepaid Expenses                                     4,412                   -
Net Change in Unrealized Depreciation
   on Investments                                            3,736,918           3,076,319
Increase in Independent General
    Partners' Fees Payable                                       5,276               4,927
Increase in Professional Fees Payable                            1,691                 410
Total Adjustments                                           12,228,030          14,009,867
Net Cash Provided by Operating Activities                $  10,236,640       $  12,384,287
                                                         =============       =============

               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           Managing
                                                Notes      General        Limited
                                                           Partner       Partners         Total


FOR THE THREE MONTHS ENDED MARCH 31, 1996

Partners' Capital at January 1, 1996                    $ 1,058,667    $ 87,783,445    $ 88,842,112
Cash Distributions to Partners                              (15,015)    (10,259,951)    (10,274,966)
Reduction in Managing General Partners'
  Contribution                                      3       (36,462)              -         (36,462)
Allocation of Net Investment Income                11         6,680         661,248         667,928
Allocation of Net Unrealized Depreciation
  on Investments                                   12       (37,369)     (3,699,549)     (3,736,918)
Allocation of Net Realized Gains on
  Investments                                                10,776       1,066,824       1,077,600
Partners' Capital at March 31, 1996                     $   987,277    $ 75,552,017    $ 76,539,294
                                                        ===========    ============    ============


               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                   MARCH 31, 1996
                                                                     (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
- ------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   CONSUMER PRODUCTS MANUFACTURING

                   LEXMARK INTERNATIONAL GROUP, INC.
  $    24,103,269  Lexmark International, Inc.,
                    Sr. Sub. Nts. 14.25% due 03/31/01*             03/27/91    $ 24,103,269  $ 24,103,269  $ 24,103,269
  1,001,430 Shares Lexmark International Group, Inc.,
                    Class B Common Stock**(d)                      03/27/91       6,676,200     6,676,200    17,462,436
                                                                               ------------  ------------  ------------
                                                                                 30,779,469    30,779,469    41,565,705       55.78
                                                                               ------------  ------------  ------------------------

                   TULIP HOLDING CORPORATION - NOTE 12
  $     4,394,282  Tulip Holding Corp.,
                    Sub. Nt. 14.5% due 12/29/97*(a)(b)             12/29/89       4,378,507     4,387,388       219,714
  $       222,161  Tulip Holding Corp.,
                    Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)          12/31/91         222,161       222,161             0
  $       716,680  Tulip Holding Corp.,
                    Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)          12/31/92         716,680       716,680             0
  $       323,462  Tulip Holding Corp.,
                    Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)          12/31/93         323,462       323,462             0
  1,464.763 Shares Tulip Holding Corp.,
                    Series A Exchangeable Pref. Stock 15%*(b)      12/29/89       1,464,763     1,464,763             0
     78,872 Shares Tulip Holding Corp., Class A Common Stock **    12/29/89          15,780        15,780             0
                                                                               ------------  ------------  ------------
                                                                                  7,121,353     7,130,234       219,714        0.30
                                                                               ------------  ------------  ------------------------

                   BANKING AND FINANCE

                   USAT HOLDINGS INC.
       297 Shares  USAT Holdings Inc., Common Stock**              01/05/90 &
                                                                   12/19/91       3,560,182     3,560,182     3,560,182
                                                                               ------------  ------------  ------------
                                                                                  3,560,182     3,560,182     3,560,182        4.78
                                                                               ------------  ------------  ------------------------

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95       2,722,290     2,722,290     2,722,290
   35,882 Warrants Ampex Recording Media Corp.,
                    Warrants to Purchase                           12/31/90 &
                    Class A Common Stock **(e)                     06/28/91         288,251       288,251       175,822
                                                                               ------------   -----------  ------------
                                                                                  3,010,541     3,010,541     2,898,112        3.89
                                                                               ------------   -----------  ------------------------


                             See the Accompanying Notes to Financial Statements.

                                                 EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                           SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                       MARCH 31, 1996
                                                                    (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                     INVESTMENT    INVESTMENT     AMORTIZED       VALUE    % OF TOTAL
  AMOUNT/SHARES                       INVESTMENT                     DATE          COST           COST       (NOTE 2)   INVESTMENTS
- -------------------  -----------------------------------------  ------------  ------------- -------------  -----------  -----------

                     RI HOLDINGS, INC. - NOTES 10, 12
   $    12,013,827   RI Holdings, Inc.,
                      Sr. Sub. Nts. 16% due 08/31/01*(a)(b)         04/25/94   $ 5,826,150   $  5,826,150    $ 3,604,148
      150,191 Shares RI Holdings, Inc., Common Stock**              09/01/89     1,501,910      1,501,910              0
   104,211.03 Shares RI Holdings, Inc., Common Stock**               various         1,044          1,044              0
     22,687.5 Shares RI Holdings, Inc., Common Stock**              04/25/94           227            227              0
    92,045.09 Shares RI Holdings, Inc., Common Stock**              05/09/95           920            920              0
                                                                               -----------   ------------    -----------
                                                                                 7,330,251      7,330,251      3,604,148       4.84
                                                                               -----------   ------------    -----------------------
                     LEATHER AND LEATHER PRODUCTS

                     UNITED STATES LEATHER HOLDINGS, INC.
   $    14,469,368   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 1/31/04*                08/06/93    14,369,254     14,380,243      7,234,684
   $        36,251   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             11/30/93        36,251         36,251              0
   $       439,565   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             02/28/94       439,565        439,565              0
   $       414,946   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             11/30/94       414,946        414,946              0
   $       571,130   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             02/28/95       571,130        571,130              0
   $       250,334   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             05/31/95       250,334        250,334              0
   $       402,926   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             08/31/95       402,926        402,926              0
   $       617,345   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             11/30/95       617,345        617,345              0
   $       488,503   U.S. Leather Holdings, Inc.,
                      Sr. Sub. Deb. 15% due 8/05/98*(a)             02/29/96             0              0              0
     2,986.41 Shares U.S. Leather Holdings, Inc.,
                      Sr. Sub. Pref. Stock 8% redeemable
                      03/31/01*(a)(b)                               08/06/93     2,024,000      2,024,000              0
      150,231 Shares U.S. Leather Holdings, Inc.,
                      Jr. Sub. Pref. Stock *(a)(b)                  08/06/93             0              0              0
    150,231 Warrants U.S. Leather Holdings, Inc.,
                      Non-Voting Common Stock Purchase Warrants**   08/06/93       186,918        186,918              0
                                                                               -----------   ------------    -----------
                                                                                19,312,669     19,323,658      7,234,684       9.71
                                                                               -----------   ------------    ----------------------

                     DISTRIBUTION SERVICES

                     WB BOTTLING CORPORATION - NOTE 12
      1,615 Shares   WB Bottling Corp., Preferred Stock**           09/12/90       161,500        161,500              0
     21,463 Shares   WB Bottling Corp., Common Stock**              09/12/90 &
                                                                    08/11/92        87,296         87,296              0
                                                                               -----------   ------------    -----------
                                                                                   248,796        248,796              0       0.00
                                                                               -----------   ------------    ----------------------

                             See the Accompanying Notes to Financial Statements.

                                                     EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                        MARCH 31, 1996
                                                                    (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                       INVESTMENT  INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                      INVESTMENT                        DATE        COST         COST        (NOTE 2)     INVESTMENTS
- -------------------  --------------------------------------------  -----------  ----------  ------------ ------------- -------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- Note 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*        10/18/91  $ 2,543,200   $ 2,543,200   $ 2,543,200
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000     6,732,000             0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0             0             0
                                                                               -----------   -----------   -----------
                                                                                 9,275,200     9,275,200     2,543,200         3.41
                                                                               -----------   -----------   ------------------------


                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000         2.85
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $82,763,461   $82,783,331   $63,750,745        85.56%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                                                     EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                         MARCH 31, 1996
                                                                    (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
- -------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - Note 10
   $     4,139,550   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 12/01/02*(b)           11/30/94     $ 889,790    $   889,790    $   889,790
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   889,790        889,790        889,790       1.19
                                                                                 ---------    -----------    ----------------------

                     BROADCASTING

                     APOLLO RADIO HOLDING CO., INC.
      29.75 Shares   Apollo Radio Holding Co., Inc.,
                      Common Stock**                                06/01/90        61,788         61,788        461,147
       25.5 Shares   Apollo Radio Holding Co., Inc.,
                      Common Stock**                                04/03/90        52,962         52,962        395,275
     9.2083 Warrants Apollo Radio Holding Co., Inc.,
                      Common Stock Purchase Warrants**             04/03/90              0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   114,750        114,750        856,422       1.15
                                                                                 ---------    -----------    ----------------------


                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                     INVESTMENT    INVESTMENT     AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                     INVESTMENT                       DATE          COST          COST       (NOTE 2)    INVESTMENTS
- -------------------  -----------------------------------------  -------------   ----------    -----------  ----------  -------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC. - NOTES 10, 12
   $       471,360   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 5% due 08/15/99*                 07/01/94    $  471,360     $  471,360   $   235,680
     22,376 Shares   MTI Holdings, Inc., Class B Common Stock**     07/01/94       510,000        510,000             0
                                                                                ----------     ----------   -----------
                                                                                   981,360        981,360       235,680        0.32
                                                                                ----------     ----------   -----------------------
                     PRINTING, PUBLISHING AND ALLIED LINES

                     AMERICAN PAPER GROUP, LTD.
   $       595,683   American Paper Group, Ltd.,
                      Sub. Nts. 5% due 12/31/00*                    01/18/94       404,111        449,033       449,033
        996 Shares   American Paper Holdings Inc.,
                      Common Stock**                                01/18/94        67,469         67,469        67,469
                                                                                ----------     ----------   -----------
                                                                                   471,580        516,502       516,502        0.69
                                                                                ----------     ----------   -----------------------



                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                 $2,457,480    $ 2,502,402   $ 2,498,394        3.35%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $85,220,941    $85,285,733   $66,249,139       88.91%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (CONCLUDED) (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                     INVESTMENT                        DATE         COST         COST       (NOTE 2)     INVESTMENTS
- -------------------  ------------------------------------------   -----------  ----------   ------------  ----------   ------------

                     TEMPORARY INVESTMENTS

                     TIME DEPOSITS
    $      393,000   State Street Bank & Trust
                       2.75% due 04/01/96                          03/29/96    $   393,000   $   393,000   $   393,000
                                                                               -----------   -----------   -----------
                     TOTAL INVESTMENT IN TIME DEPOSITS                         $   393,000   $   393,000   $   393,000         0.53%
                     ---------------------------------                         -----------   -----------   -------------------------

                     COMMERCIAL PAPER
   $     7,000,000   Sumitomo Corp of America,
                      5.25% due 04/02/96                           02/29/96    $  6,966,313  $ 6,998,979   $ 6,998,979
   $       500,000   Goldman Sachs, 5.35% due 04/02/96             03/18/96         498,885      498,885       499,926
   $       370,000   Barton Capital Corp, 5.42% due 04/02/96       03/21/96         369,334      369,334       369,945
                                                                               ------------  -----------   -----------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  7,834,532  $ 7,867,198   $ 7,868,850        10.56%
                     ------------------------------------                      ------------  -----------   -------------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  8,227,532  $ 8,260,198   $ 8,261,850        11.09%
                     ---------------------------                               ------------  -----------   -------------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 93,448,473  $93,545,931   $74,510,989       100.00%
                     --------------------------                                ============  ===========   =========================

                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $ 59,105,441  $59,170,233   $41,404,518        55.57%
                     Preferred Stock                                              3,650,263    3,650,263             0         0.00
                     Common Stock and Warrants                                   22,465,237   22,465,23     24,844,621        33.34
                     Temporary Investments                                        8,227,532    8,260,198     8,261,850        11.09
                                                                               ------------  -----------   -------------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 93,448,473  $93,545,931   $74,510,989       100.00%
                     ----------------------------------------------            ============  ===========   =========================

                       * Restricted Security
                      ** Restricted Non-income Proddducing Security
                     *** Affiliated Companies
                     (a) Includes receipt of payment-in-kind securities.
                     (b) Non-accrual investment status.
                     (c) Includes capitalized deferred income.
                     (d) Pubicly traded class of securities.
                     (e) Underlying security pubicly traded.

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                                                      PAR VALUE OR
                                                   DATE OF             NUMBER OF       AMORTIZED          NET             REALIZED
SECURITY                                         TRANSACTION             SHARES          COST           PROCEEDS         GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                    1/22/96                    -       $       -        $    87,270 (A)    $   87,270

ASR Acquisition Corp.
   Common Stock                                    Various               108,241         17,024          1,007,354           990,330


Total Net Realized Gains for the
   Three Months Ended March 31, 1996                                                  $  17,024        $ 1,094,624        $1,077,600
                                                                                      =========        ===========        ==========


(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.

                                                See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

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

Valuation of Investments

    Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $48,610,881 and $28,806,626 as of March 31, 1996 and December 31, 1995,
respectively, representing 63.4% and 32.4% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

    On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the three months ended March 31, 1996, resulted in a $36,462 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

    The Retirement Fund also paid $1,627,385 for the reimbursement of offering expenses. These expenses, along with the offering expenses of Equitable Capital Partners, L.P. and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totaled $4,711,806 as of March 31, 1996.

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

    The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the three months ended March 31, 1996 and 1995 were $236,152, and $294,992, respectively. The decrease from 1995 to 1996 Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

    As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the three months ended March 31, 1996 and 1995 were $169,610 and $185,080, respectively.

    In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the three months ended March 31, 1996 and 1995, the Retirement Fund incurred Administrative expenses of $15,962 and $16,898, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

    For the three months ended March 31, 1996 and 1995, the Retirement Fund incurred $48,603 and $45,385, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

    For the three months ended March 31, 1996, the Retirement Fund paid expenses of $6,175 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. For the three months ended March 31, 1995, the Retirement Fund did not incur any expenses as reimbursement for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

    On January 10, 1996, the Retirement Fund received additional proceeds of $87,270 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amount received will be distributed to Limited Partners of record as of January 10, 1996.

    During the three months ended March 31, 1996, the Retirement Fund received a total of $118,250 and $146,632 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

    During March 1996, the Retirement Fund sold its remaining ASR Acquisition Corp. common stock for $1,007,354 and recognized a gain of $990,330 on the sale.

    As of March 31, 1996, the Retirement Fund had investments in nine Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group make significant managerial assistance available) and four Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $85,220,941 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $59,105,441 in senior notes and subordinated notes, $3,650,263 in preferred stock and purchase warrants and $22,465,237 in common stock and purchase warrants.

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

    For the three months ended March 31, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

    For the three months ended March 31, 1996, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $3,736,918 as compared to $3,076,319 for the three months ended March 31, 1995. Such depreciation was the result of adjustments in value made with respect to the following investments during the three months ended March 31, 1996:

    On March 31, 1996, Pergament Home Centers, Inc. Class B Common Stock was written down from 25% of cost to zero, resulting in unrealized depreciation of $1,683,000.

    On March 31, 1996, RI Holding, Inc. senior subordinated notes were written down to 30% of par, resulting in unrealized depreciation of $1,056,772 to the Retirement Fund.

    Due to an increase in the quoted market price of the Lexmark International Group, Inc. common stock held by the Retirement Fund at March 31, 1996, the Retirement Fund recorded unrealized appreciation of $1,013,948. The equity was valued at 90% of the closing market price at March 31, 1996, due to contractual restrictions on resale.

    Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants held by the Retirement Fund at March 31, 1996, the Retirement Fund recorded unrealized appreciation of $32,294. The equity was valued at 80% of the closing market price at March 31, 1996, due to contractual restrictions on resale.

    On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in July 1996, resulting in unrealized appreciation of $231,672 to the Retirement Fund.

     On March 31, 1996, U.S. Leather Holdings, Inc. 15% Senior Subordinated Notes were written down from 60% to 50% of par, resulting in unrealized depreciation of $1,439,686 to the Retirement Fund.

    Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Retirement Fund reversed the unrealized appreciation recorded of $835,374.

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

    Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax bases of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax bases of the Retirement Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31 1995, the tax basis of the Retirement Fund's assets was greater than the amounts reported in the Financial Statements by $38,950,769. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructurings were treated differently for tax purposes than for financial reporting purposes.

14. Subsequent Events

    On May 8, 1996, the Independent General Partners approved an aggregate cash distribution of $1,971,592 for the three months ended March 31, 1996 which was paid on May 15, 1996 to the Limited Partners. The amount distributed to Limited Partners on record as of March 31, 1996 was $1,965,330 or $8.89 per Unit (of which $278,551 is capital returned from investments in the first quarter of
1996). On a per Unit basis, this distribution to Limited Partners includes $4.83 of realized gains, $2.80 of income from operations and $1.26 of return of capital. The Managing General Partner's one percent allocation of $19,852 was reduced by its one percent allocation of realized gains and capital returned from investments during the first quarter of 1996, of $13,590 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $6,262.

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

    Investments

    As of March 31, 1996, the Retirement Fund had a total of 13 Enhanced Yield Investments at a net cost of $85,220,941 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

    During the three months ended March 31, 1996, the Retirement Fund received proceeds from the following investments:

    On January 10, 1996, the Retirement Fund received additional proceeds of $87,270 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amount received will be distributed to Limited Partners of record as of January 10, 1996.

    During the three months ended March 31, 1996, the Retirement Fund received a total of $118,250 and $146,632 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on these transactions and the amounts will be distributed as return of capital to the Limited Partners.

    During March 1996, the Retirement Fund sold its remaining ASR Acquisition Corp. common stock for $1,007,354 and recognized a gain of $990,330 on the sale.

    For additional information, refer to the Supplemental Schedule of Realized Gains and Losses and Note 10 to the Financial Statements.

    The Retirement Fund's Enhanced Yield Investments are typically issued in private placement transactions and are subject to certain restrictions on transfer, and are thus relatively illiquid. The balance of the Retirement Fund's assets at the end of the period covered by this report was invested in Temporary Investments, comprised of commercial paper and time deposits with maturities of less than sixty days.

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

    Results of Operations

    For the three months ended March 31, 1996, net investment income decreased by $742,057 as compared to the same period in 1995. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The decrease in the 1996 net investment income versus the comparative period in 1995, reflects the decrease in interest and discount income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

    For the three months ended March 31, 1996, the Retirement Fund had investment income of $1,155,486, as compared to $1,961,780 for the same period in 1995. The decrease in 1996 investment income of 41% was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments.

    The Retirement Fund incurred expenses of $487,558 for the three months ended March 31, 1996, as compared to $551,795 for the same period in 1995. The decrease in the 1996 expenses of $64,237 was primarily due to a decrease in Investment Advisory Fees, Fund Administration Fees and Expenses paid and the Professional Fees incurred by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Independent General Partners' Fees and Expenses.

    The Retirement Fund experienced a decrease in net assets resulting from operations for the three months ended March 31, 1996 in the amount of $1,991,390, as compared to a decrease of $1,625,580 for the comparative period in 1995. The decrease in net assets for the three months ended March 31, 1996 is comprised of net investment income of $667,928, net realized gains of $1,077,600 offset by a net change in unrealized depreciation of $3,736,918. For the comparable period in 1995, the decrease in net assets was comprised of net investment income of $1,409,985, net realized gains of $40,754 offset by a net change in unrealized depreciation of $3,076,319 (see Statements of Operations in the Financial Statements).

    For the three months ended March 31, 1996 and 1995, the Retirement Fund incurred Investment Advisory Fees of $236,152 and $294,992, respectively, (as described in Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital).

    The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended March 31, 1996 and 1995 were $185,572 and $201,978, respectively. The decrease from 1995 to 1996 of $16,406 is primarily due to a decrease in Administrative Fees paid to the Retirement Fund Administrator under the Retirement Fund's Administrative Services Agreement.

    Independent General Partners' Fees and Expenses incurred for the three months ended March 31, 1996 and 1995, were $48,603 and $45,385, respectively.

     The Retirement Fund incurred Professional Fees of $6,175 and $9,440 for the three months ended March 31, 1996 and 1995, respectively. (See Note 9 to the Financial Statements).

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

    For the three months ended March 31, 1996, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $3,736,918 as compared to $3,076,319 for the three months ended March 31,1995. The change in unrealized depreciation was primarily the result of unrealized depreciation in RI Holdings, Inc., Pergament Home Centers, Inc. and U.S. Leather Holdings, Inc., the reversal of unrealized appreciation in ASR Acquistion Corp., offset by unrealized appreciation in Lexmark International Group, Inc. and Apollo Radio Holding Co., Inc.

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

Realized Gains and Losses on Investments

    During the three months ended March 31, 1996, the Retirement Fund recorded net realized gains of $1,077,600 on transactions involving two Enhanced Yield Investments. For the three months ended March 31, 1995, the Retirement Fund recorded net realized gains on investments of $40,754 on transactions involving one Enhanced Yield Investment (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the March 31, 1996, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1996.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 1996.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner

Dated: May 15, 1996     /s/ Frank Savage
                             Frank Savage
                             Title:  Chairman of the Board

Dated: May 15, 1996     /s/ Laura Mah
                             Laura Mah
                             Title:  Vice President and Chief
                                     Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 1996.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner




Dated: May 15, 1996
                             Frank Savage
                             Title:  Chairman of the Board



Dated: May 15, 1996
                             Laura Mah
                             Title:  Vice President and Chief
                             Accounting Officer