Form 10-Q
period 1996-06-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1996-08-14
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: June 30, 1996

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1996 and December 31, 1995         5

Statements of Operations - For the Three and Six Months
  Ended June 30, 1996 and 1995                              6

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1996 and 1995                       7

Statements of Cash Flows - For the Six Months Ended
  June 30, 1996 and 1995                                    8

Statement of Changes in Partners' Capital -
  For the Six Months Ended June 30, 1996                    9

Schedule of Portfolio Investments - June 30, 1996          10

Supplemental Schedule of Realized Gains and Losses
  For the Six Months Ended June 30, 1996                   15

Notes to Financial Statements                              16


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            24


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                           28

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                              June 30, 1996
ASSETS:                                                      Notes             (Unaudited)       December 31, 1995

    Investments                                             2,10,12
        Enhanced Yield Investments at Value-
           Managed Companies
              (amortized cost of $54,362,239 at
              June 30, 1996 and $83,389,283
              at December 31, 1995)                                          $   62,036,198        $     67,489,913
           Non-Managed Companies
              (amortized cost of $18,795,366 at
              June 30, 1996 and $2,121,174
              at December 31, 1995)                                               4,293,324               2,720,868
        Temporary Investments
              (at amortized cost)                                                 8,992,508              16,536,723

    Cash                                                                             50,421                  39,180
    Interest Receivable                                       2,12                  891,566                 886,589
    Note Receivable                                           3,4                 1,204,941               1,245,982
    Prepaid Expenses                                                                  2,511                   6,923

TOTAL ASSETS                                                                 $   77,471,469        $     88,926,178
                                                                             ==============        ================


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                              9             $       33,578        $         40,833
        Independent General Partners' Fees Payable             8                     17,127                  10,547
        Fund Administrative Expenses Payable                   7                     71,568                  28,445
        Other Accrued Liabilities                                                     6,101                   4,241
           Total Liabilities                                                        128,374                  84,066

    Partners' Capital
        Managing General Partner                              3,4                 1,005,983               1,058,667
        Limited Partners (221,072 Units)                       4                 76,337,112              87,783,445
           Total Partners' Capital                                               77,343,095              88,842,112

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $   77,471,469        $     88,926,178
                                                                             ==============        ================

               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months Ended                For the Six Months Ended
                                                         June 30, 1996        June 30, 1995      June 30, 1996        June 30, 1995
INVESTMENT INCOME- Notes 2,12:
      Interest                                           $   1,179,271       $    1,866,252      $   2,328,977        $   3,821,655
      Discount                                                   5,781                6,437             11,561               12,814
      Dividend                                               1,852,198                    -          1,852,195                    -
                   TOTAL INVESTMENT INCOME                   3,037,250            1,872,689          4,192,733            3,834,469

EXPENSES:
      Investment Advisory Fee- Note 6                          212,692              253,539            448,844              548,531
      Fund Administration Fees and Expenses- Note 7            231,706              250,752            417,278              452,730
      Independent General Partners'
        Fees and Expenses - Note 8                              45,517               42,179             94,120               87,564
      Professional Fees - Note 9                                 1,128                8,093              7,303               17,533
      Insurance Fees                                                 -                    -              4,410                    -
      Valuation Expenses                                         2,800                3,681              9,446                3,681
                   TOTAL EXPENSES                              493,843              558,244            981,401            1,110,039

NET INVESTMENT INCOME                                        2,543,407            1,314,445          3,211,332            2,724,430

NET CHANGE IN UNREALIZED APPRECIATION
      (DEPRECIATION) ON INVESTMENTS- Note 12                12,208,511           (1,390,052)         8,471,593           (4,466,371)

NET REALIZED (LOSSES) GAINS ON INVESTMENTS- Note 10        (11,973,709)                   -        (10,896,109)              40,754

NET INCREASE (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                          $   2,778,209       $      (75,607)     $     786,816        $  (1,701,187)
                                                         =============       ==============      =============        =============


               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                  For the Six Months Ended
                                                                           June 30, 1996            June 30, 1995
FROM OPERATIONS:

     Net Investment Income                                              $      3,211,332        $      2,724,430

     Net Change In Unrealized Appreciation
       (Depreciation) on Investments                                           8,471,593              (4,466,371)

     Net Realized (Losses) Gains on Investments                              (10,896,109)                 40,754

     Net Increase (Decrease) in Net Assets
       Resulting from Operations                                                 786,816              (1,701,187)

     Cash Distributions to Partners                                          (12,246,558)            (15,821,205)

     Reduction in Managing General Partners'
       Contribution                                                              (39,275)               (115,816)

     Total Decrease                                                          (11,499,017)            (17,638,208)

NET ASSETS:

     Beginning of Period                                                      88,842,112             115,578,330

     End of Period                                                      $     77,343,095        $     97,940,122
                                                                        ================        ================


               See the Accompanying Notes to Financial Statements.



               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Six Months Ended
INCREASE (DECREASE) IN CASH                                            June 30, 1996            June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                  $     1,981,919        $      2,483,064
       Fund Administration Fees & Expenses                                  (374,155)               (420,624)
       Investment Advisory Fee                                              (448,844)               (548,531)
       Independent General Partners' Fees and Expenses                       (86,537)                (78,416)
       Valuation Expenses                                                     (7,586)                 (6,851)
       Sale (Purchase) of Temporary Investments, Net                       7,834,894              14,018,182
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                     3,371,903                 318,073
       Professional Fees                                                     (13,421)                (24,696)
       Insurance Fees                                                           (375)                 (3,477)
Net Cash Provided by Operating Activities                                 12,257,798              15,736,724
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                    (12,246,558)            (15,821,205)
Net Cash Used in Financing Activities                                    (12,246,558)            (15,821,205)
Net Decrease in Cash                                                          11,240                 (84,481)
Cash at the Beginning of the Period                                           39,181                  85,291
Cash at the End of the Period                                        $        50,421        $            810
                                                                     ===============        ================


           RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                     OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES



Net Increase (Decrease) In Net Assets Resulting From Operations      $       786,816        $     (1,701,187)

Adjustments to Reconcile Net Decrease in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                   22,102,908              14,295,499
Increase in Accrued Interest                                              (2,210,817)             (1,351,405)
Increase (Decrease) in Other Accrued Liabilities                               1,859                  (3,170)
Increase in Fund Administration Expenses Payable                              43,123                  32,105
Decrease (Increase) in Prepaid Expenses                                        4,412                  (3,477)
Net Change in Unrealized  (Appreciation) Depreciation
   on Investments                                                         (8,471,593)              4,466,371
Increase in Independent General
    Partners' Fees Payable                                                     7,583                   9,149
Decrease in Professional Fees Payable                                         (6,493)                 (7,161)
Total Adjustments                                                         11,470,982              17,437,911
Net Cash Provided by Operating Activities                            $    12,257,798        $     15,736,724
                                                                     ===============        ================

               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                    Managing
                                                            Notes        General           Limited
                                                                         Partner          Partners            Total


FOR THE SIX MONTHS ENDED JUNE 30, 1996

Partners' Capital at January 1, 1996                                   $ 1,058,667      $ 87,783,445      $   88,842,112
Cash Distributions to Partners                                             (21,277)      (12,225,281)        (12,246,558)
Reduction in Managing General Partners' Contribution           3           (39,275)                -            (39,275)
Allocation of Net Investment Income                           11            32,113         3,179,219           3,211,332
Allocation of Net Unrealized Appreciation
  on Investments                                              12            84,716         8,386,877           8,471,593
Allocation of Net Realized Losses on Investments                          (108,961)      (10,787,148)        (10,896,109)
Partners' Capital at June 30, 1996                                     $ 1,005,983      $ 76,337,112      $   77,343,095
                                                                       ===========      ============      ==============


               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                   June 30, 1996
                                                                     (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
- ------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   CONSUMER PRODUCTS MANUFACTURING

                   LEXMARK INTERNATIONAL GROUP, INC. - NOTE 12
  $    24,103,269  Lexmark International, Inc.,
                    Sr. Sub. Nts. 14.25% due 03/31/01*             03/27/91    $ 24,103,269  $ 24,103,269  $ 24,103,269
  1,001,430 Shares Lexmark International Group, Inc.,
                    Class B Common Stock**(d)                      03/27/91       6,676,200     6,676,200    20,153,779
                                                                               ------------  ------------  ------------
                                                                                 30,779,469    30,779,469    44,257,048       58.76
                                                                               ------------  ------------  ------------------------

                   BANKING AND FINANCE

                   BANK UNITED CORP. - NOTE 10
                   (FORMERLY USAT HOLDINGS INC.)
     534,600 Shares  Bank United Corp., Common Stock**               01/05/90 &
                                                                   12/19/91       3,560,182     3,560,182     3,560,182
                                                                               ------------  ------------  ------------
                                                                                  3,560,182     3,560,182     3,560,182        4.73
                                                                               ------------  ------------  ------------------------

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP. - NOTE 12
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95       2,722,290     2,722,290     2,722,290
   35,882 Warrants Ampex Recording Media Corp.,
                    Warrants to Purchase                           12/31/90 &
                    Class A Common Stock **(e)                     06/28/91         288,251       288,251       261,939
                                                                               ------------   -----------  ------------
                                                                                  3,010,541     3,010,541     2,984,229        3.96
                                                                               ------------   -----------  ------------------------

                     RI HOLDINGS, INC. - NOTE 12
   $    12,013,827   RI Holdings, Inc.,
                      Sr. Sub. Nts. 16% due 08/31/01*(a)(b)         04/25/94      5,823,918     5,823,918     1,801,739
      150,191 Shares RI Holdings, Inc., Common Stock**              09/01/89      1,501,910     1,501,910             0
   104,211.03 Shares RI Holdings, Inc., Common Stock**               various          1,044         1,044             0
     22,687.5 Shares RI Holdings, Inc., Common Stock**              04/25/94            227           227             0
    92,045.09 Shares RI Holdings, Inc., Common Stock**              05/09/95            920           920             0
   223,212.92 Shares RI Holdings, Inc., Common Stock**              05/01/96          2,232         2,232             0
                                                                                -----------  ------------    ----------
                                                                                  7,330,251     7,330,251     1,801,739        2.39
                                                                                -----------  ------------    -----------------------



                             See the Accompanying Notes to Financial Statements.

                                  EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      June 30, 1996
                                                (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                     INVESTMENT    INVESTMENT     AMORTIZED       VALUE    % OF TOTAL
  AMOUNT/SHARES                       INVESTMENT                     DATE          COST           COST       (NOTE 2)   INVESTMENTS
- -------------------  -----------------------------------------  ------------  ------------- -------------  -----------  -----------

                     LEATHER AND LEATHER PRODUCTS

                     LEATHER U.S., INC. - NOTES 10,12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
       621.90 Shares Leather U.S., Inc., Common Stock               04/09/96   $ 7,308,000   $  7,308,000    $  7,308,000
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000      7,308,000       9.70
                                                                               -----------   ------------    ----------------------

                     DISTRIBUTION SERVICES

                     WB BOTTLING CORPORATION
      1,615 Shares   WB Bottling Corp., Preferred Stock**           09/12/90       161,500        161,500              0
     21,463 Shares   WB Bottling Corp., Common Stock**              09/12/90 &
                                                                    08/11/92        87,296         87,296              0
                                                                               -----------   ------------    -----------
                                                                                   248,796        248,796              0       0.00
                                                                               -----------   ------------    ----------------------
                     MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000         2.82
                                                                               -----------   -----------   ------------------------


                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $54,362,239   $54,362,239   $62,036,198        82.36%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                  June 30, 1996
                             (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
- -------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTE 10
   $     4,021,300   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 12/01/02*(b)           11/30/94     $ 771,539    $   771,539    $   771,539
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   771,539        771,539        771,539       1.03
                                                                                 ---------    -----------    ----------------------
                     BROADCASTING

                     APOLLO RADIO HOLDING CO., INC. - NOTE 12
      29.75 Shares   Apollo Radio Holding Co., Inc.,
                      Common Stock**                                06/01/90        61,788         61,788        461,147
       25.5 Shares   Apollo Radio Holding Co., Inc.,
                      Common Stock**                                04/03/90        52,962         52,962        395,275
     9.2083 Warrants Apollo Radio Holding Co., Inc.,
                      Common Stock Purchase Warrants**              04/03/90             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   114,750        114,750        856,422       1.14
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC.
   $       471,360   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 5% due 08/15/99* (b)             07/01/94       471,360        471,360       235,680
     22,376 Shares   MTI Holdings, Inc., Class B Common Stock**     07/01/94       510,000        510,000             0
                                                                                ----------     ----------   -----------
                                                                                   981,360        981,360       235,680        0.31
                                                                                ----------     ----------   -----------------------
                     PRINTING, PUBLISHING AND ALLIED LINES

                     AMERICAN PAPER GROUP, LTD.
   $       595,683   American Paper Group, Ltd.,
                      Sub. Nts. 5% due 12/31/00*                    01/18/94       404,111        454,814       454,814
        996 Shares   American Paper Holdings Inc.,
                      Common Stock**                                01/18/94        67,469         67,469        67,469
                                                                                ----------     ----------   -----------
                                                                                   471,580        522,283       522,283        0.69
                                                                                ----------     ----------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                  EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      June 30, 1996
                                                (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                     INVESTMENT    INVESTMENT     AMORTIZED       VALUE    % OF TOTAL
  AMOUNT/SHARES                       INVESTMENT                     DATE          COST           COST       (NOTE 2)   INVESTMENTS
- -------------------  -----------------------------------------  ------------  ------------- -------------  -----------  -----------

                   CONSUMER PRODUCTS MANUFACTURING

                   TULIP HOLDING CORPORATION - NOTE 12
  $     4,394,282  Tulip Holding Corp.,
                    Sub. Nt. 14.5% due 12/29/97*(a)(b)              12/29/89   $ 4,378,507  $  4,387,388  $          0
  $       222,161  Tulip Holding Corp.,
                    Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/91       222,161       222,161             0
  $       716,680  Tulip Holding Corp.,
                    Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/92       716,680       716,680             0
  $       323,462  Tulip Holding Corp.,
                    Sub. Nt. 16.5% due 06/30/94*(a)(b)(c)           12/31/93       323,462       323,462             0
  1,464.763 Shares Tulip Holding Corp.,
                    Series A Exchangeable Pref. Stock 15%*(b)       12/29/89     1,464,763     1,464,763             0
     78,872 Shares Tulip Holding Corp., Class A Common Stock **     12/29/89        15,780        15,780             0
                                                                               -----------  ------------  ------------
                                                                                 7,121,353     7,130,234             0        0.00
                                                                               -----------  ------------  ------------------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- Note 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(b)     10/18/91    2,543,200     2,543,200     1,907,400
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000     6,732,000             0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0             0             0
                                                                               -----------   -----------   -----------
                                                                                 9,275,200     9,275,200     1,907,400         2.53
                                                                               -----------   -----------   ------------------------




                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $18,735,782    $18,795,366   $ 4,293,324        5.70%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $73,098,021    $73,157,605   $66,329,522       88.06%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 June 30, 1996
                             (CONCLUDED) (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                     INVESTMENT                        DATE         COST         COST       (NOTE 2)     INVESTMENTS
- -------------------  ------------------------------------------   -----------  ----------   ------------  ----------   ------------

                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER
   $     6,900,000   Tripple A Funding, 5.35% due 07/08/96           06/12/96  $  6,873,339  $ 6,892,822   $ 6,892,822
   $     2,100,000   UBS Finance Delaware Inc., 5.39% due 07/02/96   06/25/96     2,097,799    2,099,686     2,099,686
                                                                               ------------  -----------   -----------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  8,971,138  $ 8,992,508   $ 8,992,508        11.94%
                     ------------------------------------                      ------------  -----------   -------------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  8,971,138  $ 8,992,508   $ 8,992,508        11.94%
                     ---------------------------                               ------------  -----------   -------------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 82,069,159  $82,150,113   $75,322,030       100.00%
                     --------------------------                                ============  ===========   =========================

                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $ 41,883,207  $41,942,791   $31,399,441        41.69%
                     Preferred Stock                                              1,626,263    1,626,263             0         0.00
                     Common Stock and Warrants                                   29,588,551   29,588,551    34,930,081        46.37
                     Temporary Investments                                        8,971,138    8,992,508     8,992,508        11.94
                                                                               ------------  -----------   -------------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 82,069,159  $82,150,113   $75,322,030       100.00%
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

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                                   PAR VALUE OR
                                                  DATE OF            NUMBER OF        AMORTIZED            NET          REALIZED
SECURITY                                        TRANSACTION           SHARES           COST             PROCEEDS       GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                    1/22/96           $         -     $          -     $    87,270 (A) $     87,270

ASR Acquisition Corp.
   Common Stock                                    various               108,241           17,024       1,007,354          990,330

Total Net Realized Gains for the Three
   Months Ended March 31, 1996                                                       $     17,024     $ 1,094,624     $  1,077,600
                                                                                     ============     ===========     ============




Polaris Pool Systems, Inc.
   Common Stock                                    6/03/96                     -     $          -     $    41,949 (A) $     41,949

U.S. Leather Holdings, Inc.
   15% Sr. Sub. Deb.*                              4/09/96           $14,616,000     $ 17,112,740     $ 7,308,000 (B) $ (9,804,740)
   8% Sr. Pref. Stock                              4/09/96              2,986.41        2,024,000               -       (2,024,000)
   Jr. Sub. Pref. Stock                            4/09/96               150,231                -               -                -
   Warrants                                        4/09/96               150,231          186,918               -         (186,918)

Total Net Realized Losses for the Three
   Months Ended June 30, 1996                                                        $ 19,323,658     $ 7,349,949     $(11,973,709)
                                                                                     ============     ===========     ============
Total Net Realized Losses for the Six
   Months Ended June 30, 1996                                                        $ 19,340,682     $ 8,444,573     $(10,896,109)
                                                                                     ============     ===========     ============


(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.
(B) Proceeds represent fair value of exchange.
 *  Includes Payment-in-Kind Notes.

                                                See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                   (UNAUDITED)

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

Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $45,913,804 and $28,806,626 as of June 30, 1996 and December 31, 1995,
respectively, representing 59.3% and 32.4% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the six months ended June 30, 1996, resulted in a $39,275 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

    The Retirement Fund also paid $1,627,385 for the reimbursement of offering expenses. These expenses, along with the offering expenses of Equitable Capital Partners, L.P. and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totaled $4,711,806 as of June 30, 1996.

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

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the six months ended June 30, 1996 and 1995 were $448,844 and $548,531, respectively. The decrease from 1995 to 1996 Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the six months ended June 30, 1996 and 1995 were $329,748 and $380,457, respectively.

     In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the six months ended June 30, 1996 and 1995, the Retirement Fund incurred Administrative expenses of $87,530 and $72,273, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the six months ended June 30, 1996 and 1995, the Retirement Fund incurred $94,120 and $87,564, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the six months ended June 30, 1996, the Retirement Fund paid expenses of $8,044 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. For the six months ended June 30, 1995, the Retirement Fund incurred expenses of $4,842 as reimbursement for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On June 3, 1996, the Retirement Fund received additional proceeds of $41,949 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. The amount received will be distributed to Limited Partners of record as of June 3, 1996.

     During the three months ended June 30, 1996, the Retirement Fund received a total of $118,250 from Western Pioneer, Inc. as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on this transaction and the amount will be distributed as return of capital to the Limited Partners.

     On April 9, 1996, the Equitable investors foreclosed on the common stock of United States Leather Holdings, Inc. All securities held by the Retirement Fund have been surrendered and cancelled in exchange for 621.90 shares of common stock in Leather U.S., Inc. The shares will have a cost basis of 50% of the original par value of the 15% senior debentures surrendered.

     On May 8, 1996, the Retirement Fund received dividend income of $1,852,198 from Bank United Corp.

     As of June 30, 1996, the Retirement Fund had investments in seven Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group make significant managerial assistance available) and six Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $73,098,021 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $41,883,207 in senior notes and subordinated notes, $1,626,263 in preferred stock and purchase warrants and $29,588,551 in common stock and purchase warrants.

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

    For the six months ended June 30, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1996, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $8,471,593 as compared to $4,466,371 of unrealized depreciation for the six months ended June 30, 1995. Such appreciation was the result of adjustments in value made with respect to the following investments during the six months ended June 30, 1996:

     The amount includes the reversal of $9,878,056, $2,024,000 and $186,918 of unrealized depreciation of U.S. Leather Holdings, Inc. senior subordinated notes, senior subordinated preferred stock and non-voting common stock purchase warrants, respectively, due to a restructuring on April 9, 1996. On March 31, 1996, U.S. Leather Holdings, Inc. 15% Senior Subordinated Notes were written down from 60% to 50% of par, resulting in unrealized depreciation of $1,439,686 to the Retirement Fund.

     On March 31, 1996, Pergament Home Centers, Inc. Class B Common Stock was written down from 25% of cost to zero, resulting in unrealized depreciation of $1,683,000. On June 30, 1996, Pergament Home Centers, Inc. Floating Rate Demand Note was written down from 100% to 75% of par, resulting in unrealized depreciation of $635,800 to the Retirement Fund.

     On March 31, 1996, RI Holdings, Inc. senior subordinated notes were written down to 30% of par, resulting in unrealized depreciation of $1,056,772 to the Retirement Fund. On May 1, 1996, the Retirement Fund received additional shares of Class B Common Stock from RI Holdings. The Retirement Fund exchanged outstanding debt for the new common stock issued, resulting in unrealized depreciation of $670 to the Retirement Fund. On June 30, 1996, RI Holdings, Inc. senior subordinated notes were written down from 30% to 15% of par, resulting in unrealized depreciation of $1,801,739 to the Retirement Fund.

     Due to an increase in the quoted market price of the Lexmark International Group, Inc. common stock, the Retirement Fund recorded total unrealized appreciation of $1,689,913 at June 30, 1996. The equity was valued at 100% of the closing market price at June 30, 1996, as compared to 90% at March 31, 1996, resulting in unrealized appreciation of $2,015,378 to the Retirement Fund.

     Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants, the Retirement Fund recorded total unrealized appreciation of $118,411 at June 30, 1996. The equity was valued at 80% of the closing market price at June 30, 1996, due to contractual restrictions on resale.

     On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in the second half of 1996, resulting in unrealized appreciation of $231,672 to the Retirement Fund.

    Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Retirement Fund reversed the unrealized appreciation recorded of $835,374.

     On June 30, 1996, Tulip Holding Corporation subordinated notes were written down from 5% of par to zero, resulting in unrealized depreciation of $219,714 to the Retirement Fund.

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

14. Subsequent Events

     On August 7, 1996, the Independent General Partners approved an aggregate cash distribution of $2,774,079 for the three months ended June 30, 1996 which was paid on August 14, 1996 to the Limited Partners. The amount distributed to Limited Partners on record as of June 30, 1996 was $2,747,925 or $12.43 per Unit (of which $117,168 is capital returned from investments in the second quarter of 1996). On a per Unit basis, this distribution to Limited Partners includes $0.19 of realized gains, $11.71 of income from operations and $0.53 of return of capital. The Managing General Partner's one percent allocation of $27,757 was reduced by its one percent allocation of realized gains and capital returned from investments during the second quarter of 1996, of $1,603 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $26,154.

     On June 18, 1996, USAT Holdings Inc. (since renamed Bank United Corp.) filed a Form S-1 Registration Statement with the Securities and Exchange Commission to sell shares of its Class A Common Stock in an initial public offering. The shares to be sold would consist of both new shares to be iss ued by the company as well as shares held by certain of its existing shareholders, including the Fund. After giving effect to an 1,800 to 1 stock split that also took place in that month, the Fund held an aggregate 534,600 shares of Bank United common stock. The public offering of an aggregate 12,075,000 shares occurred in the first half of August 1996 and the Fund sold 102,197 share (19.1% of its total holdings) in the offering and through the exercise by the underwriters of their over-allotment ("green shoe") option. All of the shares that were sold were sold at a gross price (i.e., before fees and expenses payable by the selling shareholder) of $20.00 per share, approximately three times their original cost. (The detailed financial and accounting effects of this transaction will be presented in the Fund's report for the quarter ended September 30, 1996.) The remaining shares of common stock held by the Fund (432,403 shares) are subject to a 180-day lock-up agreement with the underwriters, during which period the Fund cannot sell any of these shares. The shares of Bank United Corp. Class A Common Stock are listed on the NASDAQ under the symbol "BNKU". The company anticipates paying quarterly cash dividends.

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

    Investments

     As of June 30, 1996, the Retirement Fund had a total of 13 Enhanced Yield Investments at a net cost of $73,098,021 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

    During the six months ended June 30, 1996, the Retirement Fund received proceeds from the following investments:

     On January 10 and June 3, 1996, the Retirement Fund received additional proceeds of $87,270 and $41,949, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

    During the six months ended June 30, 1996, the Retirement Fund received a total of $236,500 and $146,632 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on these transactions.

    During March 1996, the Retirement Fund sold its remaining ASR Acquisition Corp. common stock for $1,007,354 and recognized a gain of $990,330 on the sale.

     On May 8, 1996, the Retirement Fund received dividend income of $1,852,198 from Bank United Corp.

     All proceeds received have been distributed on May 14, 1996 or will be distributed on August 14, 1996.

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

    Results of Operations

     For the three and six months ended June 30, 1996, net investment income increased by $1,228,962 and $486,902, respectively, as compared to the same periods in 1995. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The increase in the 1996 net investment income versus the comparative periods in 1995, reflects the increase in dividend income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the three and six months ended June 30, 1996, the Retirement Fund had investment income of $3,037,250 and $4,192,733, respectively, as compared to $1,872,689 and $3,834,469, respectively, for the same periods in 1995. The increase in 1996 investment income of 9% was primarily due to an increase in dividend income partially offset by a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments.

     The Retirement Fund incurred expenses of $493,843 and $981,401 for the three and six months ended June 30, 1996, as compared to $558,244 and $1,110,039, respectively, for the same periods in 1995. The decrease in the 1996 expenses of $128,638 was primarily due to a decrease in Investment Advisory Fees, Fund Administration Fees and Expenses paid and the Professional Fees incurred by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Independent General Partners' Fees and Expenses.

     The Retirement Fund experienced an increase in net assets resulting from operations for the six months ended June 30, 1996 in the amount of $786,816, as compared to a decrease of $1,701,187 for the comparative period in 1995. The increase in net assets for the six months ended June 30, 1996 is comprised of net investment income of $3,211,332, net realized losses of $10,896,109 offset by a net change in unrealized appreciation of $8,471,593. For the comparable period in 1995, the decrease in net assets was comprised of net investment income of $2,724,430, net realized gains of $40,754 offset by a net change in unrealized depreciation of $4,466,371 (see Statements of Operations in the Financial Statements).

     For the three months ended June 30, 1996 and 1995, the Retirement Fund incurred Investment Advisory Fees of $212,692 and $253,539, respectively. For the six months ended June 30, 1996 and 1995, the Retirement Fund incurred Investment Advisory Fees of $448,844 and $548,531, respectively, (as described in Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended June 30, 1996 and 1995 were $231,706 and $250,752, respectively and for the six months ended June 30, 1996 and 1995 were $417,278 and $452,730, respectively. The decrease from 1995 to 1996 of $35,452 is primarily due to a decrease in the Retirement Fund's Available Capital on which the Retirement Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital). In accordance with the Partnership Agreement, beginning in October 1996, the Retirement Fund Administration Fee will change to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the three and six months ended June 30, 1996 and 1995, were $45,517 and $94,120, respectively, and $42,179 and $87,564, respectively.

     The Retirement Fund incurred Professional Fees of $1,128 and $7,303 for the three and six months ended June 30, 1996, respectively. Professional Fees incurred for the same periods in 1995 were $8,093 and $17,533, respectively. (See Note 9 to the Financial Statements).

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

     For the six months ended June 30, 1996, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $8,471,593 as compared to $4,466,371 of unrealized depreciation for the six months ended June 30, 1995. The change in unrealized appreciation was primarily the result of unrealized depreciation in RI Holdings, Inc., Pergament Home Centers, Inc. and U.S. Leather Holdings, Inc., the reversal of unrealized appreciation in ASR Acquistion Corp., offset by unrealized appreciation in Lexmark International Group, Inc. and Apollo Radio Holding Co., Inc.

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

Realized Gains and Losses on Investments

     For the three and six months ended June 30, 1996, the Retirement Fund recorded net realized losses of $11,973,709 and $10,896,109, respectively, on transactions involving three Enhanced Yield Investments. During the six months ended June 30, 1995, the Retirement Fund recorded net realized gains on investments of $40,754 on transactions involving one Enhanced Yield Investment (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the June 30, 1996, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1996.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1996.

                             EQUITABLE CAPITAL PARTNERS
                             (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner

Dated: August 14, 1996   /s/ Frank Savage
                             Frank Savage
                             Title:  Chairman of the Board

Dated: August 14, 1996   /s/ Laura Mah
                             Laura Mah
                             Title:  Vice President and Chief
                                     Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1996.

                             EQUITABLE CAPITAL PARTNERS
                             (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner




Dated: August 14, 1996
                             Frank Savage
                             Title:  Chairman of the Board



Dated: August 14, 1996
                             Laura Mah
                             Title:  Vice President and Chief
                             Accounting Officer