Form 10-Q
period 1996-09-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1996-11-12
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: September 30, 1996

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1996 and December 31, 1995         5

Statements of Operations - For the Three and Nine Months
  Ended September 30, 1996 and 1995                              6

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1996 and 1995                       7

Statements of Cash Flows - For the Nine Months Ended
 September 30, 1996 and 1995                                     8

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1996                   9

Schedule of Portfolio Investments - September 30, 1996          10

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1996                  15

Notes to Financial Statements                                   16


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 23


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                               27

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                                   September 30, 1996
ASSETS:                                                            Notes               Unaudited            December 31, 1995

    Investments                                                   2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $50,657,091 at
               September 30, 1996 and $83,389,283
               at December 31, 1995)                                                 $   57,015,250          $     67,489,913
            Non-Managed Companies
               (amortized cost of $13,708,583 at
               September 30, 1996 and $2,121,174
               at December 31, 1995)                                                     15,573,733                 2,720,868
        Temporary Investments
               (at amortized cost)                                                        8,700,502                16,536,723

    Cash                                                                                     84,922                    39,180
    Interest Receivable                                            2,12                   1,015,950                   886,589
    Note Receivable                                                 3,4                   1,347,503                 1,245,982
    Prepaid Expenses                                                                          2,511                     6,923

TOTAL ASSETS                                                                         $   83,740,371          $     88,926,178
                                                                                     ==============          ================


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                    9               $       45,730          $         40,833
        Independent General Partners' Fees Payable                   8                       19,780                    10,547
        Fund Administrative Expenses Payable                         7                       15,852                    28,445
        Other Accrued Liabilities                                                             6,100                     4,241
            Total Liabilities                                                                87,462                    84,066

    Partners' Capital
        Managing General Partner                                    3,4                   1,069,497                 1,058,667
        Limited Partners (221,072 Units)                             4                   82,583,412                87,783,445
            Total Partners' Capital                                                      83,652,909                88,842,112

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $   83,740,371          $     88,926,178
                                                                                    ===============          ================

               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended            For the Nine Months Ended
                                                         September 30,      September 30,     September 30,      September 30,
                                                             1996              1995               1996               1995
INVESTMENT INCOME- Notes 2,12:
      Interest                                           $   1,171,274      $   1,855,528     $   3,500,251      $   5,677,183
      Discount                                                   4,950              6,778            16,511             19,592
      Dividend                                                       -                  -         1,852,195                  -
                    TOTAL INVESTMENT INCOME                  1,176,224          1,862,306         5,368,957          5,696,775

EXPENSES:
      Investment Advisory Fee- Note 6                          211,996            247,041           660,839            795,572
      Fund Administration Fees and Expenses- Note 7            175,810            184,540           593,088            637,269
      Independent General Partners'
       Fees and Expenses - Note 8                               47,262             37,100           141,382            124,664
      Professional Fees - Note 9                               101,931              7,748           109,233             25,281
      Insurance Fees                                                 -                  -             4,410                  -
      Valuation Expenses                                             -              2,700             9,446              6,381
                    TOTAL EXPENSES                             536,999            479,129         1,518,398          1,589,167

NET INVESTMENT INCOME                                          639,225          1,383,177         3,850,559          4,107,608

NET CHANGE IN UNREALIZED APPRECIATION
      (DEPRECIATION) ON INVESTMENTS- Note 12                15,051,391         (8,885,165)       23,522,984        (13,351,536)

NET REALIZED (LOSSES) GAINS ON INVESTMENTS- Note 10         (6,605,542)         2,261,832       (17,501,651)         2,302,586

NET INCREASE (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                          $   9,085,074     $   (5,240,156)    $   9,871,892      $  (6,941,342)
                                                         =============     ==============     =============      =============



               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                        For the Nine Months Ended
                                                                               September 30, 1996          September 30, 1995
FROM OPERATIONS:

     Net Investment Income                                                      $       3,850,559           $       4,107,608

     Net Change In Unrealized Appreciation
       (Depreciation) on Investments                                                   23,522,984                 (13,351,536)

     Net Realized (Losses) Gains on Investments                                       (17,501,651)                  2,302,586

     Net Increase (Decrease) in Net Assets
       Resulting from Operations                                                        9,871,892                  (6,941,342)

     Cash Distributions to Partners                                                   (15,020,637)                (19,662,409)

     Reduction in Managing General Partners'
       Contribution                                                                       (40,458)                   (142,253)

     Total Decrease                                                                    (5,189,203)                (26,746,004)

NET ASSETS:

     Beginning of Period                                                               88,842,112                 115,578,330

     End of Period                                                              $      83,652,909           $      88,832,326
                                                                                =================           =================

               See the Accompanying Notes to Financial Statements.



               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Nine Months Ended
INCREASE (DECREASE) IN CASH                                                 September 30, 1996          September 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                          $       2,905,311           $       5,200,443
       Fund Administration Fees & Expenses                                            (605,681)                   (659,915)
       Investment Advisory Fee                                                        (660,839)                   (795,572)
       Independent General Partners' Fees and Expenses                                (131,146)                   (122,731)
       Valuation Expenses                                                               (7,586)                     (9,717)
       Sale (Purchase) of Temporary Investments, Net                                 8,250,397                  11,132,486
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                               5,419,496                   4,891,556
       Professional Fees                                                              (103,199)                    (32,055)
       Insurance Fees                                                                     (375)                     (3,477)
Net Cash Provided by Operating Activities                                           15,066,378                  19,601,018
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                              (15,020,637)                (19,662,409)
Net Cash Used in Financing Activities                                              (15,020,637)                (19,662,409)
Net Decrease in Cash                                                                    45,741                     (61,391)
Cash at the Beginning of the Period                                                     39,181                      85,291
Cash at the End of the Period                                                $          84,922           $          23,900
                                                                             =================           =================


           RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                     OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Increase (Decrease) In Net Assets
     Resulting From Operations                                               $       9,871,892           $      (6,941,342)

Adjustments to Reconcile Net Decrease in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                             31,171,546                  13,721,454
Increase in Accrued Interest                                                        (2,463,649)                   (496,332)
Increase (Decrease) in Other Accrued Liabilities                                         1,859                      (3,336)
Decrease in Fund Administration Expenses Payable                                       (12,593)                    (22,646)
Decrease (Increase) in Prepaid Expenses                                                  4,412                      (3,477)
Net Change in Unrealized (Appreciation)
   Depreciation on Investments                                                     (23,522,984)                 13,351,536
Increase in Independent General
    Partners' Fees Payable                                                              10,236                       1,934
Increase (Decrease) in Professional Fees Payable                                         5,659                      (6,773)
Total Adjustments                                                                    5,194,486                  26,542,360
Net Cash Provided by Operating Activities                                    $      15,066,378           $      19,601,018
                                                                             =================           =================

               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                              Managing            Limited
                                                               Notes      General Partner         Partners              Total


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Partners' Capital at January 1, 1996                                          $ 1,058,667        $ 87,783,445       $   88,842,112
Cash Distributions to Partners                                                    (47,431)        (14,973,206)         (15,020,637)
Reduction in Managing General Partners' Contribution                 3            (40,458)                  -              (40,458)
Allocation of Net Investment Income                                 11             38,506           3,812,053            3,850,559
Allocation of Net Unrealized Appreciation
  on Investments                                                    12            235,230          23,287,754           23,522,984
Allocation of Net Realized Losses on Investments                                 (175,017)        (17,326,634)         (17,501,651)
Partners' Capital at September 30, 1996                                       $ 1,069,497        $ 82,583,412       $   83,652,909
                                                                              ===========        ============       ==============


               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                 SEPTEMBER 30, 1996
                                                                    (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   CONSUMER PRODUCTS MANUFACTURING

                   LEXMARK INTERNATIONAL GROUP, INC. - NOTE 12
  $    24,103,269  Lexmark International, Inc.,
                    Sr. Sub. Nts. 14.25% due 03/31/01*             03/27/91    $ 24,103,269  $ 24,103,269  $ 24,103,269
  1,001,430 Shares Lexmark International Group, Inc.,
                    Class B Common Stock (c)                       03/27/91       6,676,200     6,676,200    20,404,136
                                                                               ------------  ------------  ------------
                                                                                 30,779,469    30,779,469    44,507,405       54.75
                                                                               ------------  ------------  ------------------------

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP. - NOTES 10, 12
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95       2,722,290     2,722,290     2,722,290
    17,829 Shares  Ampex Recording Media Corp.,
                       Class A Common Stock **(d)                  12/31/90 &
                                                                   06/28/91         143,285       143,285       112,323
                                                                               ------------   -----------  ------------
                                                                                  2,865,575     2,865,575     2,834,613        3.49
                                                                               ------------   -----------  -------------------------
                     RI HOLDINGS, INC. - NOTES 10, 12
   $    12,011,595   RI Holdings, Inc.,
                      Sr. Sub. Nts. 16% due 08/31/01*(a)(b)         04/25/94      5,823,918     5,823,918       240,232
      150,191 Shares RI Holdings, Inc., Common Stock**              09/01/89      1,501,910     1,501,910             0
   104,211.03 Shares RI Holdings, Inc., Common Stock**               various          1,044         1,044             0
     22,687.5 Shares RI Holdings, Inc., Common Stock**              04/25/94            227           227             0
    92,045.09 Shares RI Holdings, Inc., Common Stock**              05/09/95            920           920             0
   223,212.92 Shares RI Holdings, Inc., Common Stock**              05/01/96          2,232         2,232             0
                                                                                -----------  ------------    ----------
                                                                                  7,330,251     7,330,251       240,232        0.30
                                                                                -----------  ------------    -----------------------



                             See the Accompanying Notes to Financial Statements.

                                  EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   SEPTEMBER 30, 1996
                                                (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                     INVESTMENT    INVESTMENT     AMORTIZED       VALUE    % OF TOTAL
  AMOUNT/SHARES                       INVESTMENT                     DATE          COST           COST       (NOTE 2)   INVESTMENTS
-------------------  -----------------------------------------  ------------  ------------- -------------  -----------  -----------

                     LEATHER AND LEATHER PRODUCTS

                     LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
       621.90 Shares Leather U.S., Inc., Common Stock               04/09/96   $ 7,308,000   $  7,308,000    $ 7,308,000
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000      7,308,000       8.99
                                                                               -----------   ------------    ----------------------

                     DISTRIBUTION SERVICES

                     WB BOTTLING CORPORATION
      1,615 Shares   WB Bottling Corp., Preferred Stock**           09/12/90       161,500        161,500              0
     21,463 Shares   WB Bottling Corp., Common Stock**              09/12/90 &
                                                                    08/11/92        87,296         87,296              0
                                                                               -----------   ------------    -----------
                                                                                   248,796        248,796              0       0.00
                                                                               -----------   ------------    ----------------------
                     MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000         2.61
                                                                               -----------   -----------   ------------------------


                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $50,657,091   $50,657,091   $57,015,250        70.14%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              SEPTEMBER 30, 1996
                             (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTES 10,12
   $     4,730,800   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(b)           11/30/94     $ 653,289    $   653,289    $ 2,365,400
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      2,365,400       2.91
                                                                                 ---------    -----------    ----------------------
                     BROADCASTING

                     APOLLO RADIO HOLDING CO., INC. - NOTE 12
      29.75 Shares   Apollo Radio Holding Co., Inc.,
                      Common Stock**                                06/01/90        61,788         61,788        461,147
       25.5 Shares   Apollo Radio Holding Co., Inc.,
                      Common Stock**                                04/03/90        52,962         52,962        395,275
     9.2083 Warrants Apollo Radio Holding Co., Inc.,
                      Common Stock Purchase Warrants**              04/03/90             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   114,750        114,750        856,422       1.05
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC. - NOTES 10,12
   $       113,805   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 12% due 07/15/03* (b)            08/06/96       113,805        113,805       113,805
      8,125 Shares   MTI Holdings, Inc., Common Stock**             08/06/96       121,875        121,875       121,875
     2,264 Warrants  MTI Holdings, Inc., Common Stock
                      Purchase Warrants                             08/06/96             0              0             0
                                                                                ----------     ----------   -----------
                                                                                   235,680        235,680       235,680        0.29
                                                                                ----------     ----------   -----------------------
                     PRINTING, PUBLISHING AND ALLIED LINES

                     AMERICAN PAPER GROUP, LTD.
   $       595,683   American Paper Group, Ltd.,
                      Sub. Nts. 5% due 12/31/00*                    01/18/94       404,111        460,940       460,940
        996 Shares   American Paper Holdings Inc.,
                      Common Stock**                                01/18/94        67,469         67,469        67,469
                                                                                ----------     ----------   -----------
                                                                                   471,580        528,409       528,409        0.65
                                                                                ----------     ----------   -----------------------

                             See the Accompanying Notes to Financial Statements.

                                  EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   SEPTEMBER 30, 1996
                                                (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                     INVESTMENT    INVESTMENT     AMORTIZED       VALUE    % OF TOTAL
  AMOUNT/SHARES                       INVESTMENT                     DATE          COST           COST       (NOTE 2)   INVESTMENTS
-------------------  -----------------------------------------  ------------  ------------- -------------  -----------  -----------


                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTE 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(b)     10/18/91  $ 2,543,200   $ 2,543,200   $  1,907,400
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000     6,732,000              0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0             0              0
                                                                               -----------   -----------   ------------
                                                                                 9,275,200     9,275,200      1,907,400        2.35
                                                                               -----------   -----------   ------------------------


                     BANKING AND FINANCE

                     BANK UNITED CORP. - NOTES 10,12
                     (FORMERLY USAT HOLDINGS INC.)
     432,403 Shares  Bank United Corp., Class A Common Stock (c)   01/05/90 &
                                                                   12/19/91       2,901,255     2,901,255     9,680,422
                                                                               ------------  ------------  ------------
                                                                                  2,901,255     2,901,255     9,680,422       11.91
                                                                               ------------  ------------  ------------------------





                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $13,651,754    $13,708,583   $15,573,733       19.16%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $64,308,845    $64,365,674   $72,588,983       89.30%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                 EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 SEPTEMBER 30, 1996
                             (CONCLUDED) (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                     INVESTMENT                        DATE         COST         COST       (NOTE 2)     INVESTMENTS
-------------------  ------------------------------------------   -----------  ----------   ------------  ----------   ------------

                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER
   $     5,000,000   Colgate Palmolive, 5.43% due 10/29/96           09/24/96  $  4,973,604  $ 4,978,884   $ 4,978,884
   $     3,770,000   Jefferson Smurfit, 5.50% due 12/24/96           09/24/96     3,717,587    3,721,618     3,721,618
                                                                               ------------  -----------   -----------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  8,691,191  $ 8,700,502   $ 8,700,502        10.70%
                     ------------------------------------                      ------------  -----------   -------------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  8,691,191  $ 8,700,502   $ 8,700,502        10.70%
                     ---------------------------                               ------------  -----------   -------------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 73,000,036  $73,066,176   $81,289,485       100.00%
                     --------------------------                                ============  ===========   =========================

                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $ 35,766,592  $35,823,421   $31,316,046        38.53%
                     Preferred Stock                                                161,500      161,500             0         0.00
                     Common Stock and Warrants                                   28,380,753   28,380,753    41,272,937        50.77
                     Temporary Investments                                        8,691,191    8,700,502     8,700,502        10.70
                                                                               ------------  -----------   -------------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 73,000,036  $73,066,176   $81,289,485       100.00%
                     ----------------------------------------------            ============  ===========   =========================

                       * Restricted Security
                      ** Restricted Non-income Producing Security
                     (a) Includes receipt of payment-in-kind securities.
                     (b) Non-accrual investment status.
                     (c) Pubicly traded class of securities.
                     (d) Underlying security pubicly traded.

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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
                                                                                     ============     ===========     ============




Polaris Pool Systems, Inc.
   Common Stock                                    6/03/96                     -     $          -     $    41,949 (A) $     41,949

U.S. Leather Holdings, Inc.
   15% Sr. Sub. Deb.*                              4/09/96           $14,616,000     $ 17,112,740     $ 7,308,000 (B) $ (9,804,740)
   8% Sr. Pref. Stock                              4/09/96           $  2,986.41        2,024,000               -       (2,024,000)
   Jr. Sub. Pref. Stock                            4/09/96               150,231                -               -                -
   Warrants                                        4/09/96               150,231          186,918               -         (186,918)

Total Net Realized Losses for the Three
   Months Ended June 30, 1996                                                        $ 19,323,658     $ 7,349,949     $(11,973,709)
                                                                                     ============     ===========     ============



MTI Holdings, Inc.
   5% Sr. Sec. Note                                8/06/96           $   471,360     $    471,360     $   113,805 (B) $   (357,555)
   Common Stock                                    8/06/96                22,376          510,000         121,875 (B)     (388,125)

Bank United Corp.
   Common Stock                                    8/14/96               102,197          658,926       1,926,413        1,267,487

Tulip Holding Corp.
   14.5% Sub. Note                                 9/12/96           $ 4,394,282        4,386,212           2,929       (4,383,283)
   16.5% Sub. Note                                 9/12/96           $ 1,262,303        1,262,303               -       (1,262,303)
   15% Exch. Preferred Stock                       9/12/96             1,464.763        1,464,763               -       (1,464,763)
   Common Stock                                    9/12/96                78,872           15,780               -          (15,780)

Ampex Recording Media Corp.
   Common Stock                                    9/30/96                18,053          144,966         143,746           (1,220)

Total Net Realized Losses for the Three                                              $  8,914,310     $ 2,308,768      $(6,605,542)
   Months Ended September 30, 1996                                                   ============     ===========      ===========


 Total Net Realized Losses for the Nine                                              $ 28,254,992     $10,753,341     $(17,501,651)
   Months Ended  September 30, 1996                                                  ============     ===========     ============



(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.
(B) Proceeds represent fair value of exchange.
 *  Includes Payment-in-Kind Notes.

                                                See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1996
                                   (UNAUDITED)

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

Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $42,392,102 and $28,806,626 as of September 30, 1996 and December 31, 1995,
respectively, representing 50.6% and 32.4% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the nine months ended September 30, 1996, resulted in a $40,458 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the nine months ended September 30, 1996 and 1995 were $660,839 and $795,572, respectively. The decrease from 1995 to 1996 Investment Advisory Fees is due primarily to the return of capital to Limited Partners, which reduced the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based.

7.  Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the nine months ended September 30, 1996 and 1995 were $489,705 and $530,576, respectively.

     In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the nine months ended September 30, 1996 and 1995, the Retirement Fund incurred Administrative expenses of $103,383 and $106,693, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the nine months ended September 30, 1996 and 1995, the Retirement Fund incurred $141,382 and $124,664, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the nine months ended September 30, 1996, the Retirement Fund paid expenses of $99,751 as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. For the nine months ended September 30, 1995, the Retirement Fund paid expenses of $18,445 as reimbursement for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the three months ended September 30, 1996, the Retirement Fund received a total of $118,250 from Western Pioneer, Inc. as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on this transaction and the amount will be distributed as return of capital to the Limited Partners.

     On August 6, 1996 a comprehensive restructuring closed for MTI Holdings, Inc. The existing note was exchanged for new 12% Senior Secured Notes and equity of the reorganized company consisting of common stock and common stock purchase warrants. The Retirement Fund recognized a loss of $745,680 on this transaction.

     On August 14, 1996, the Retirement Fund sold 102,197 shares of Bank United Corp. (formerly USAT Holdings Inc.) common stock for $1,926,413 and recognized a gain of $1,267,487.

     On September 12, 1996, the Retirement Fund sold its Tulip Holding Corp. 14.5% Subordinated Notes for $2,930 and recognized a loss of $4,383,283 on the sale. The 16.5% Subordinated Notes, Series A Exchangeable Preferred Stock and Class A Common Stock were deemed worthless resulting in a total realized loss of $2,742,846 to the Retirement Fund.

     On September 30, 1996, the Retirement Fund sold 18,053 shares of Ampex Recording Media Corp. Class A Common Stock for $143,746 which resulted in a loss of $1,220 to the Retirement Fund.

     As of September 30, 1996, the Retirement Fund had investments in six Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group make significant managerial assistance available) and six Non-Managed
Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $65,054,525 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $36,124,147 in senior notes and subordinated notes, $161,500 in preferred stock and purchase warrants and $28,768,878 in common stock and purchase warrants.

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

     For the nine months ended September 30, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1996, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $23,522,984 as compared to $13,351,536 of unrealized depreciation for the nine months ended September 30, 1995. Such appreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1996:

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

     On March 31, 1996, RI Holdings, Inc. senior subordinated notes were written down to 30% of par, resulting in unrealized depreciation of $1,056,772 to the Retirement Fund. On May 1, 1996, the Retirement Fund received additional shares of Class B Common Stock from RI Holdings. The Retirement Fund exchanged outstanding debt for the new common stock issued, resulting in unrealized depreciation of $670 to the Retirement Fund. On June 30, 1996, RI Holdings, Inc. senior subordinated notes were written down from 30% to 15% of par, resulting in unrealized depreciation of $1,801,739 to the Retirement Fund. On September 30, 1996, RI Holdings, Inc. senior subordinated notes were written down from 15% to 2% of par, resulting in unrealized depreciation of $1,561,507 to the Retirement Fund.

     Due to an increase in the quoted market price of the Lexmark International Group, Inc. common stock, the Retirement Fund recorded total unrealized appreciation of $1,940,270 at September 30, 1996. The equity was valued at 100% of the closing market price at September 30, 1996, as compared to 90% at March 31, 1996, resulting in unrealized appreciation of $2,015,378 to the Retirement Fund.

     Due to a decrease in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock, the Retirement Fund recorded total unrealized depreciation of $17,829 at September 30, 1996. Also, due to the sale of common stock on September 30, 1996, $13,178 of unrealized depreciation was reversed. Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants, the Retirement Fund recorded total unrealized appreciation of $118,411 at June 30, 1996. The equity was valued at 80% of the closing market price at September 30, 1996, due to contractual restrictions on resale.

     On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in the second half of 1996, resulting in unrealized appreciation of $231,672 to the Retirement Fund.

    Due to the sale of the Class B Common Stock investment in ASR Acquisition Corp. in March 1996, the Retirement Fund reversed the unrealized appreciation recorded of $835,374.

     on August 6, 1996, the Retirement Fund reversed a total of $745,680 of unrealized depreciation in MTI Holdings, Inc. due to a restructuring.

     Due to the sale of the Tulip Holding Corporation 14.5% Subordinated Notes on September 12, 1996, the Retirement Fund reversed the unrealized depreciation recorded of $4,387,388. The Retirement Fund also reversed $2,742,846 of unrealized depreciation for the 16.5% Subordinated Notes, 15% Exchangeable Preferred Stock and Class A Common Stock which were deemed worthless as of September 30, 1996. On June 30, 1996, Tulip Holding Corporation subordinated notes were written down from 5% of par to zero, resulting in unrealized depreciation of $219,714 to the Retirement Fund.

     On September 30, 1996, the Western Pioneer, Inc. senior subordinated note was written up to 50% of the original par value, resulting in unrealized appreciation of $1,712,111 to the Retirement Fund.

     Due to an increase in the quoted market price of Bank United Corp. common stock, the Retirement Fund recorded total unrealized appreciation of $6,779,167 at September 30, 1996. The equity was valued at 90% of the closing market price at September 30, 1996, due to contractual restrictions on resale.

The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note            July 1, 1996
    MTI Holdings, Inc. 12%
      Senior Secured Note                  October 1, 1995
    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes            April 25, 1994

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

14. Subsequent Events

     On November 6, 1996, the Independent General Partners approved an aggregate cash distribution of $4,363,635 for the three months ended September 30, 1996 which is expected to be paid on November 14, 1996 to the Limited Partners. The amount distributed to Limited Partners on record as of September 30, 1996 was $4,357,329 or $19.71 per Unit (of which $2,478,217 is capital returned from investments and the reserve in the third quarter of 1996). On a per Unit basis, this distribution to Limited Partners includes $5.68 of realized gains, $2.82 of income from operations, $3.49 of return of capital and $7.72 of capital returned from reserve. The Managing General Partner's one percent allocation of $44,013 was reduced by its one percent allocation of realized gains and capital returned from investments during the third quarter of 1996, of $37,707 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $6,306.

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

    Investments

     As of September 30, 1996, the Retirement Fund had a total of 12 Enhanced Yield Investments at a net cost of $65,054,525 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

     During the nine months ended September 30, 1996, the Retirement Fund received proceeds from the following investments:

     On January 10 and June 3, 1996, the Retirement Fund received additional proceeds of $87,270 and $41,949, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     During the nine months ended September 30, 1996, the Retirement Fund received a total of $354,750 and $146,632 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain, loss or income has been recorded on these transactions.

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

     On May 8, 1996, the Retirement Fund received dividend income of $1,852,198 from Bank United Corp.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The Retirement Fund recognized a loss of $745,680 on this transaction.

     On August 14, 1996, the Retirement Fund sold 102,197 shares of Bank United Corp. (formerly USAT Holdings Inc.) common stock for $1,926,413 and recognized a gain of $1,267,487.

     On September 12, 1996, the Retirement Fund sold its Tulip Holding Corp. 14.5% Subordinated Notes for $2,930 and recognized a loss of $4,383,283 on the sale. The 16.5% Subordinated Notes, Series A Exchangeable Preferred Stock and Class A Common Stock were deemed worthless resulting in a total realized loss of $2,742,846 to the Retirement Fund.

     On September 30, 1996, the Retirement Fund sold 18,053 shares of Ampex Recording Media Corp. Class A Common Stock for $143,746 which resulted in a loss of $1,220 to the Retirement Fund.

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

    Results of Operations

     For the three and nine months ended September 30, 1996, net investment income decreased by $743,952 and $257,049, respectively, as compared to the same periods in 1995. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1996 net investment income versus the comparative periods in 1995, reflects the decrease in interest income partially offset by the increase in dividend income and the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the three and nine months ended September 30, 1996, the Retirement Fund had investment income of $1,176,224 and $5,368,957, respectively, as compared to $1,862,306 and $5,696,775, respectively, for the same periods in 1995. The decrease in 1996 investment income of 6% was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments partially offset by an increase in dividend income.

     The Retirement Fund incurred expenses of $536,999 and $1,518,398 for the three and nine months ended September 30, 1996, as compared to $479,129 and $1,589,167, respectively, for the same periods in 1995. The decrease in the 1996 expenses of $70,769 was primarily due to a decrease in Investment Advisory Fees and Fund Administration Fees and Expenses paid by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Independent General Partners' Fees and Expenses.

     The Retirement Fund experienced an increase in net assets resulting from operations for the nine months ended September 30, 1996 in the amount of $9,871,892, as compared to a decrease of $6,941,342 for the comparative period in 1995. The increase in net assets for the nine months ended September 30, 1996 is comprised of net investment income of $3,850,559, net realized losses of $17,501,651 offset by a net change in unrealized appreciation of $23,522,984. For the comparable period in 1995, the decrease in net assets was comprised of net investment income of $4,107,608, net realized gains of $2,302,586 offset by a net change in unrealized depreciation of $13,351,536 (see Statements of Operations in the Financial Statements).

     For the three months ended September 30, 1996 and 1995, the Retirement Fund incurred Investment Advisory Fees of $211,996 and $247,041, respectively. For the nine months ended September 30, 1996 and 1995, the Retirement Fund incurred Investment Advisory Fees of $660,839 and $795,572, respectively, (as described in Note 6 to the Financial Statements). The decrease in the Investment Advisory Fees is due to a decrease in the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1996 and 1995 were $175,810 and $184,540, respectively and for the nine months ended
September 30, 1996 and 1995 were $593,088 and $637,269, respectively. The decrease from 1995 to 1996 of $44,181 is primarily due to a decrease in the Retirement Fund's Available Capital on which the Retirement Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital). In accordance with the Partnership Agreement, beginning in October 1996, the Retirement Fund Administration Fee will change to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1996 and 1995, were $47,262 and $141,382, respectively, and $37,100 and $124,664, respectively.

     The Retirement Fund incurred Professional Fees of $101,931 and $109,233 for the three and nine months ended September 30, 1996, respectively. Professional Fees incurred for the same periods in 1995 were $7,748 and $25,281, respectively. (See Note 9 to the Financial Statements).

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

     For the nine months ended September 30, 1996, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $23,522,984 as compared to $13,351,536 of unrealized depreciation for the nine months ended September 30, 1995. The change in unrealized appreciation was primarily the result of unrealized appreciation in Lexmark International Group, Inc., Bank United Corp. and Western Pioneer, Inc., the reversal of unrealized depreciation in U.S. Leather Holdings, Inc., Tulip Holding Corp. and MTI Holdings, Inc. offset by unrealized depreciation in RI Holdings, Inc. and Pergament Home Centers, Inc.

  The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note            July 1, 1996
    MTI Holdings, Inc. 12%
      Senior Secured Note                  October 1, 1995
    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994
    RI Holdings, Inc. 16%
      Senior Subordinated Notes            April 25, 1994

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

Realized Gains and Losses on Investments

     For the three and nine months ended September 30, 1996, the Retirement Fund recorded net realized losses of $6,605,542 and $17,501,651, respectively, on transactions involving four Enhanced Yield Investments. During the three and nine months ended September 30, 1995, the Retirement Fund recorded net realized gains on investments of $2,261,832 and $2,302,586, respectively, on transactions involving three Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the September 30, 1996, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1996.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1996.

                             EQUITABLE CAPITAL PARTNERS
                             (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner

Dated: November 12, 1996   /s/ James R. Wilson
                             James R. Wilson
                             Title:  President

Dated: November 12, 1996   /s/ Laura Mah
                             Laura Mah
                             Title:  Vice President and Chief
                                     Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1996.

                             EQUITABLE CAPITAL PARTNERS
                             (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group,
                             Incorporated, as Managing General Partner




Dated: November 12, 1996
                             James R. Wilson
                             Title:  President



Dated: November 12, 1996
                             Laura Mah
                             Title:  Vice President and Chief
                             Accounting Officer