Form 10-K
period 1996-12-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1997-03-18
CIK 829305

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the year ended                         01-16532
           December 31, 1996                  Commission File Number

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
      (Exact name of registrant as specified in its governing instruments)


            Delaware                                 13-3486106
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

Investments

      As set forth in the Partnership Agreement, the Retirement Fund's investment period ended on October 12, 1991, three years after the Retirement Fund's operations commenced. Thereafter, the Retirement Fund is not permitted to acquire new Enhanced Yield Investments, but can make follow-on investments in existing portfolio companies. During the year ended December 31, 1996, the Retirement Fund made a follow-on investment in one Managed Company (as defined in the Prospectus) at a total cost of $2,232.

     During the year ended December 31, 1995, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $920 and paid $359 in additional consideration to exercise warrants. During the year ended December 31, 1994, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $227.

     As of December 31, 1996, the Retirement Fund had a total of 9 Enhanced Yield Investments at a net cost of $59,323,162 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments). During 1996, 1995 and 1994, the Retirement Fund received $20,659,748, $13,479,835 and $28,095,324, respectively, in principal payments and prepayments relating to certain Enhanced Yield Investments.

      Pending investments in Enhanced Yield Investments, the net proceeds of the public offering were invested in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Currently, proceeds that are not invested in Enhanced Yield Investments or returned to Limited Partners are held in such temporary investments.

      New Investments in 1996

      The Retirement Fund's investment period ended on October 12, 1991. Accordingly, the Retirement Fund made no new investments in 1996.

      Follow-on Investments in 1996

      In 1996, the Retirement Fund made a single follow-on investment as discussed below:

RI Holdings, Inc. ("Rowe")

      Rowe is engaged in the design, engineering and manufacturing of jukeboxes, bill acceptors and currency changers.

     Under the terms of Rowe's senior subordinated notes, the Retirement Fund receives common stock at a nominal cost of one cent per share for each interest payment date on which Rowe delivers payment-in-kind securities in lieu of making a cash payment. On May 1, 1996, the Retirement Fund acquired 223,212.92 shares of Common Stock of RI Holdings, Inc., for a total cost of $2,232.

      As of December 31, 1996, the Retirement Fund's investment in RI Holdings, Inc. totaled $7,330,251, which includes the senior subordinated PIK note.

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

     The number of holders of Units as of December 31, 1996 was 25,224. The Managing General Partner holds a general partner interest in the Retirement Fund and does not hold any Units. Pursuant to the terms of the Partnership Agreement, the Retirement Fund generally makes distributions of cash interest, dividends and other income received from investments in excess of expenses of operation and reserves for expenses and certain investments and liabilities within 45 days after the end of each calendar quarter. Net cash receipts representing cumulative income and gains are distributed as soon as practicable after the related disposition. Such distributions are allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Retirement Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

     On February 5, 1997, the Independent General Partners approved an aggregate cash distribution of $16,012,999 for the three months ended December 31, 1996 which was paid on February 14, 1997. The amount distributed to Limited Partners was $16,003,402 or $72.39 per Unit (of which $4,728,730 is capital returned from investments during the fourth quarter of 1996), to Limited Partners of record at December 31, 1996. On a per Unit basis, this distribution to Limited Partners includes $46.70 of realized gains, $4.30 of income from operations and $21.39 of return of capital. The Managing General Partner's one percent allocation of $161,651 was reduced by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1996, of $152,054 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution of $9,597.

Item 6. Selection Financial Data


                                                                 For the Years Ended

                                   December 31, 1996   December 31, 1995   December 31, 1994   December 31, 1993  December 31, 1992
TOTAL FUND INFORMATION:            -----------------   -----------------   -----------------   -----------------  -----------------
Cash Distributions to Partners           $19,384,272(a)      $26,397,957(c)     $ 30,860,830        $ 45,145,869       $ 39,262,688
Net Assets                                85,429,641          88,842,112         115,578,330         145,821,277        174,588,494
Total Assets                              85,552,314          88,926,178         115,662,552         145,923,297        174,662,492
Net Investment Income                      4,579,169           4,999,345           5,797,964          10,909,633         16,145,611
Net Change in Unrealized
 Appreciation (Depreciation)
 on Investments                           18,779,614          (6,915,689)         (5,675,676)          4,082,028         12,769,101
Net Realized (Losses)
 Gains on Investments                     (7,321,494)          1,744,317             642,557           1,633,125        (11,466,984)


PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                      $      87.44 (a)      $   119.13 (c)     $    139.31         $    203.56         $   176.91


Cumulative Cash
 Distributions                                962.43 (b)          874.99              755.86              615.55             412.99
Investment Income                              29.00               32.00               38.24               61.20              86.84
Expenses                                        8.49               (9.62)             (12.28)             (12.34)            (14.54)
Net Investment Income                          20.51               22.38               24.09               52.93              75.10
Net Unrealized Appreciation
  (Depreciation) on Investments                84.10              (30.97)             (25.42)              18.28              57.18
Net Realized (Losses) Gains
 on Investments                               (32.79)               7.81                2.88                7.45             (51.35)
Net Asset Value                               381.46              397.85              516.98              652.87             781.84


(a) Includes Return of Capital of $6,484,042 or $29.33 per LP Unit.
(b) Includes Return of Capital of $398.10 per LP Unit.
(c) Includes Return of Capital of $16,458,810 or $74.45 per LP Unit.

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

      Investments

     During the year ended December 31, 1996, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $2,232.

     As of December 31, 1996, the Retirement Fund had a total of 9 Enhanced Yield Investments at a net cost of $59,323,162 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

      Proceeds from Investments

      During the year ended December 31, 1996, the Retirement Fund received the following proceeds:

     During the year ended December 31, 1996, the Retirement Fund received a total of $354,750 and $146,632 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain or loss has been recorded on these transactions.

     During the year ended December 31, 1996, the Retirement Fund received additional proceeds of $131,366 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investment from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.

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

     On May 8, 1996, the Retirement Fund received dividend income of $1,852,198 from Bank United Corp.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The Retirement Fund recognized a loss of $746,099 on this transaction.

     On August 14, 1996, the Retirement Fund sold 102,197 shares of Bank United Corp. (formerly USAT Holdings Inc.) common stock for $1,926,413 and recognized a gain of $1,267,487.

     On September 12, 1996, the Retirement Fund sold its Tulip Holding Corp. 14.5% Subordinated Notes for $2,929 and recognized a loss of $4,383,283 on the sale. The 16.5% Subordinated Notes, Series A Exchangeable Preferred Stock and Class A Common Stock were deemed worthless resulting in a total realized loss of $2,742,846 to the Retirement Fund.

     On September 30, 1996, the Retirement Fund sold 18,053 shares of Ampex Recording Media Corp. Class A Common Stock for $143,746 which resulted in a loss of $1,220 to the Retirement Fund. The Retirement Fund sold its remaining 17,829 shares of Ampex Recording Media Corp. Class A Common Stock on November 29, 1996, for $143,752 and recognized a gain of $467 on the sale.

     During the fourth quarter of 1996, the Retirement Fund sold 585,520 shares of Lexmark International Group, Inc. common stock for $13,627,380 resulting in a gain of $9,723,894 to the Retirement Fund.

     On November 6, 1996, the Apollo Radio Holding Co., Inc. common stock and warrants held by the Retirement Fund were redeemed. The Retirement Fund received proceeds of $817,614 which resulted in a realized gain of $702,864 to the Retirement Fund.

     On December 17, 1996, the Retirement Fund sold its American Paper Group Ltd. 5% Subordinated Notes and common stock for $545,836 resulting in no gain or loss to the Retirement Fund.

     During the year ended December 31, 1996, the Retirement Fund received a total of $103,367 from Pergament Home Centers, Inc., as principal paydowns of the Floating Rate Demand Note held by the Retirement Fund. No gain or loss has been recorded on these transactions.

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

Results of Operations

     For the year ended December 31, 1996, the Retirement Fund had net investment income of $4,579,169, a decrease of $420,176 from the net investment income of $4,999,345 for the year ended December 31, 1995. The Retirement Fund had net investment income of $5,797,964 for the same period in 1994. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1996 net investment income versus the comparative period in 1995 reflects the decrease in interest and discount income partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the year ended December 31, 1996, the Retirement Fund had investment income of $6,475,628, as compared to $7,146,704 for the same period in 1995 and $8,539,846 for the same period in 1994. The decrease in 1996 investment income of 9.4% versus 1995 was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments during 1996. (See Note 12 to the Financial Statements). The decrease in the 1995 of investment income of 16% versus the comparative period in 1994 was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments during 1995.

     The Retirement Fund incurred expenses of $1,896,459 for the year ended December 31, 1996, as compared to $2,147,359 for the same period in 1995 and $2,741,882 for the same period in 1994. The decrease in the 1996 expenses versus the 1995 expenses of $250,900 was primarily due to a decrease in the Investment Advisory Fee and the Fund Administration Fees and Expenses. The decrease in 1995 expenses versus 1994 expenses of $594,523 was primarily due to the decrease in the Investment Advisory Fee and the Fund Administrative Fees and Expenses.

     The Retirement Fund experienced an increase in net assets resulting from operations for the year ended December 31, 1996 in the amount of $16,037,289, as compared to a decrease of $172,027 for the same period in 1995. The increase in net assets in 1996 versus 1995 is attributable to an increase in net unrealized appreciation of $25,695,303 offset by a decrease in net investment income of $420,176 and an increase in net realized losses of $9,065,811 (see Statements of Operations in the Financial Statements). The decrease in net assets resulting from operations in 1995 versus 1994 is attributable to a decrease in net investment income of $798,619, an increase in net unrealized depreciation of $1,240,013 offset by an increase in net realized gains of $1,101,760.

     For the year ended December 31, 1996, the Retirement Fund incurred an Investment Advisory Fee of $842,503 (as described in Note 6 to the Financial Statements). For the years ended December 31, 1995 and 1994, the Retirement Fund incurred Investment Advisory Fees of $1,037,207 and $1,278,599, respectively. The decrease in Investment Advisory Fees is due to a decrease in the Retirement Fund's Available Capital on which the Investment Advisory Fee is based, resulting primarily from the redemption of debt obligations held by the Retirement Fund (which is a component of Available Capital).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1996, 1995 and 1994, were $680,441, $837,092, and $1,133,720, respectively. The decrease of $156,651 from
1995 to 1996 is due primarily to a decrease in the Retirement Fund's Available Capital on which the Fund Administration Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital). During the years ended December 31, 1996, 1995 and 1994, the Retirement Fund incurred a total of $146,468, $135,139 and $367,552, respectively, of administrative expenses, consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Retirement Fund Administration Fee was changed to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the years ended December 31, 1996, 1995 and 1994, were $183,611, $161,236, and $160,979, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners (See Note 9 to the Financial Statements).

     The Retirement Fund incurred professional fees of $171,200, $105,443, and $146,956 for the years ended December 31, 1996, 1995 and 1994, respectively, which were primarily comprised of legal fees reimbursed to Debevoise & Plimpton and Equitable Life for legal services (see Note 9 to the Financial Statements).

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

     For the years ended December 31, 1996 and 1995, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $18,779,614 and net unrealized depreciation of $6,915,689, respectively. For the year ended December 31, 1994, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $5,675,676. The change of $25,695,303 from 1995 to 1996, in unrealized appreciation was primarily the result of unrealized appreciation in Bank United Corp., Lexmark International Group, Inc. and Western Pioneer, Inc. and the reversal of unrealized depreciation in Leather U.S., Inc., Tulip Holding Corp., MTI Holdings, Inc. and WB Bottling Corporation, offset by writedowns in RI Holdings, Inc., Pergament Home Centers, Inc., U.S. Leather Holdings, Inc. and Tulip Holding Corp. and the reversal of unrealized appreciation in Lexmark International Group, Inc., American Safety Razor Company and Apollo Radio Holding Corp., Inc.(See Note 12 to the Financial Statements).

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

        The following investments have been on non-accrual status as of the respective dates:

        Pergament Home Centers, Inc.
          Floating Rate Demand Note                July 1, 1996
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994
        RI Holdings, Inc. 16%
          Senior Subordinated Notes                April 25, 1994

Realized Gains and Losses on Investments

     For the year ended December 31, 1996, the Retirement Fund recorded net realized losses of $7,321,494 on transactions involving 10 Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses). For the years ended December 31, 1995 and 1994, the Retirement Fund realized net gains on investments of $1,744,317 and $642,557, respectively.

Item 8. Financial Statements and Supplementary Data


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital
  As of December 31, 1996 and 1995

Statements of Operations
  For the Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows
  For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in Net Assets
  For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1996, 1995 and 1994

Schedule of Portfolio Investments - December 31, 1996

Supplemental Schedule of Realized Gains and Losses
  For the Year Ended December 31, 1996

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners (Retirement Fund), L.P.

     We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund") as of December 31, 1996 and 1995, including the schedule of portfolio investments, as of December 31, 1996, and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include confirmation of securities owned as of December 31, 1996, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Retirement Fund as of December 31, 1996 and 1995, the results of operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements of the Retirement Fund include securities valued at $40,903,485 and $28,806,626, as of December 31, 1996 and 1995 respectively, representing 47.8 and 32.4 percent of total assets, respectively, whose values have been estimated by the General Partners of the Retirement Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1996 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Retirement Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
New York, New York
February 21, 1997

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                                    For the Years Ended
ASSETS:                                                        Notes     December 31, 1996    December 31, 1995
                                                                         -----------------    -----------------
    Investments                                              2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $46,361,524 at
               December 31, 1996 and $83,389,283
               at December 31, 1995)                                           $47,988,305          $67,489,913
            Non-Managed Companies
               (amortized cost of $12,961,638 at
               December 31, 1996 and $2,121,174
               at December 31, 1995)                                            14,814,796            2,720,868
        Temporary Investments
               (at amortized cost)                                              20,550,637           16,536,723

    Cash                                                                            62,948               39,180
    Interest Receivable                                          2,12              876,677              886,589
    Note Receivable                                               3,4            1,178,728            1,245,982
    Prepaid Expenses & Other Assets                                                 80,223                6,923

TOTAL ASSETS                                                                   $85,552,314          $88,926,178
                                                                               ===========          ===========


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                   9          $    52,641          $    40,833
        Independent General Partners' Fees Payable                  8               20,846               10,547
        Fund Administrative Expenses Payable                        7               43,085               28,445
        Other Accrued Liabilities                                                    6,101                4,241
            Total Liabilities                                                      122,673               84,066

    Partners' Capital
        Managing General Partner                                   3,4           1,099,814            1,058,667
        Limited Partners (221,072 Units)                             4          84,329,827           87,783,445
            Total Partners' Capital                                             85,429,641           88,842,112

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $85,552,314          $88,926,178
                                                                               ===========          ===========



                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended

                                                               December 31, 1996    December 31, 1995     December 31, 1994
                                                               -----------------    -----------------     -----------------
INVESTMENT INCOME- Notes 2,12:
      Interest                                                      $  4,603,229         $  7,121,657          $  7,622,188
      Discount                                                            20,204               25,047               917,658
      Dividend                                                         1,852,195                   --                    --
                   TOTAL INVESTMENT INCOME                             6,475,628            7,146,704             8,539,846

EXPENSES:
      Investment Advisory Fee- Note 6                                    842,503            1,037,207             1,278,599
      Fund Administration Fees and Expenses- Note 7                      680,441              837,092             1,133,720
      Independent General Partners'
       Fees and Expenses - Note 8                                        183,611              161,236               160,979
      Professional Fees - Note 9                                         171,200              105,443               146,956
      Insurance Fees                                                       4,410                   --                 2,755
      Valuation Expenses                                                  14,294                6,381                18,873
                   TOTAL EXPENSES                                      1,896,459            2,147,359             2,741,882

NET INVESTMENT INCOME                                                  4,579,169            4,999,345             5,797,964

NET CHANGE IN UNREALIZED APPRECIATION
      (DEPRECIATION) ON INVESTMENTS- Note 12                          18,779,614           (6,915,689)           (5,675,676)

NET REALIZED (LOSSES) GAINS ON INVESTMENTS- Note 10                   (7,321,494)           1,744,317               642,557

NET INCREASE (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                                     $ 16,037,289         $   (172,027)         $    764,845
                                                                    ============         ============          ============




                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                           STATEMENTS OF CASH FLOWS



                                                                                  For the Years Ended
                                                               December 31, 1996   December 31, 1995    December 31, 1994
                                                               -----------------   -----------------    -----------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                 $  3,990,822        $  7,249,650         $  9,648,662
       Fund Administration Fees & Expenses                              (665,800)           (848,815)          (1,093,552)
       Investment Advisory Fee                                          (842,503)         (1,037,207)          (1,278,599)
       Independent General Partners' Fees and Expenses                  (172,309)           (161,259)            (160,413)
       Valuation Expenses                                                (12,435)            (12,466)             (23,346)
       (Purchase) Sale of Temporary Investments, Net                  (3,390,853)          7,779,486           (4,156,369)
       Purchase of Enhanced Yield Investments                                  -                (920)                (227)
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                20,659,748          13,479,835           28,095,324
       Professional Fees                                                (158,255)            (89,535)            (149,295)
       Insurance Fees                                                       (375)             (6,923)              (4,318)
Net Cash Provided by Operating Activities                             19,408,040          26,351,846           30,877,867
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                (19,384,272)        (26,397,957)         (30,860,830)
Net Cash Used in Financing Activities                                (19,384,272)        (26,397,957)         (30,860,830)
Net Increase (Decrease) in Cash                                           23,768             (46,111)              17,037
Cash at the Beginning of the Period                                       39,180              85,291               68,254
Cash at the End of the Period                                        $    62,948        $     39,180         $     85,291
                                                                     ===========        ============         ============


                    RECONCILIATION OF NET INCREASE IN NET ASSETS RESULTING FROM
                      OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Increase (Decrease) In Net Assets
     Resulting From Operations                                      $ 16,037,289        $   (172,027)        $    764,845

Adjustments to Reconcile Net Increase (Decrease) in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                               24,590,390          19,514,082           23,343,753
(Increase) Decrease in Accrued Interest                               (2,484,809)            101,181            1,108,636
Increase (Decrease) in Other Accrued Liabilities                           1,859              (6,086)             (56,193)
Increase (Decrease) in Fund Administration Expenses Payable               14,640             (11,723)              40,168
Decrease (Increase) in Prepaid Expenses                                    4,412              (6,923)               2,755
Net Change in Unrealized (Appreciation)
   Depreciation on Investments                                       (18,779,614)          6,915,689            5,675,676
Increase in Independent General
    Partners' Fees Payable                                                11,303                 981                  566
Increase (Decrease) in Professional Fees Payable                          12,570              16,672               (2,339)
Total Adjustments                                                      3,370,751          26,523,873           30,113,022
Net Cash Provided by Operating Activities                           $ 19,408,040        $ 26,351,846         $ 30,877,867
                                                                    ============        ============         ============

                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS

                                                                                 For the Years Ended
                                                               December 31, 1996    December 31, 1995    December 31, 1994
                                                               -----------------    -----------------    -----------------
FROM OPERATIONS:

     Net Increase (Decrease) in Net Assets
       Resulting from Operations                                   $  16,037,289       $    (172,027)        $    764,845

     Cash Distributions to Partners                                  (19,384,272)        (26,397,957)         (30,860,830)

     Reduction in Managing General Partners'
       Contribution                                                      (65,488)           (166,234)            (146,962)

     Total Decrease                                                   (3,412,471)        (26,736,218)         (30,242,947)

NET ASSETS:

     Beginning of Period                                              88,842,112         115,578,330          145,821,277

     End of Period                                                 $  85,429,641       $  88,842,112        $ 115,578,330
                                                                   =============       =============        =============




                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                               Limited            Managing
                                                               Notes      General Partner         Partners              Total
                                                                          ---------------        -----------        --------------


FOR THE YEAR ENDED DECEMBER 31, 1994

Partners' Capital at January 1, 1994                                          $ 1,490,875        $144,330,402       $  145,821,277
Cash Distributions to Partners                                                    (63,290)        (30,797,540)         (30,860,830)
Reduction in Managing General Partners' Contribution                 3           (146,962)                  -             (146,962)
Allocation of Net Investment Income                                 11             57,980           5,739,984            5,797,964
Allocation of Net Unrealized Depreciation
  on Investments                                                    12            (56,757)         (5,618,919)          (5,675,676)
Allocation of Net Realized Gains on Investments                                     6,426             636,131              642,557
Partners' Capital at December 31, 1994                                        $ 1,288,272        $114,290,058       $  115,578,330
                                                                              ===========        ============       ==============

FOR THE YEAR ENDED DECEMBER 31, 1995

Partners' Capital at January 1, 1995                                          $ 1,288,272        $114,290,058       $  115,578,330
Cash Distributions to Partners                                                    (61,650)        (26,336,307)         (26,397,957)
Reduction in Managing General Partners' Contribution                 3           (166,234)                  -             (166,234)
Allocation of Net Investment Income                                 11             49,993           4,949,352            4,999,345
Allocation of Net Unrealized Depreciation
  on Investments                                                    12            (69,157)         (6,846,532)          (6,915,689)
Allocation of Net Realized Gains on Investments                                    17,443           1,726,874            1,744,317
Partners' Capital at December 31, 1995                                        $ 1,058,667        $ 87,783,445       $   88,842,112
                                                                              ===========        ============       ==============

FOR THE YEAR ENDED DECEMBER 31, 1996

Partners' Capital at January 1, 1996                                          $ 1,058,667        $ 87,783,445       $   88,842,112
Cash Distributions to Partners                                                    (53,737)        (19,330,535)         (19,384,272)
Reduction in Managing General Partners' Contribution                 3            (65,488)                  -              (65,488)
Allocation of Net Investment Income                                 11             45,791           4,533,378            4,579,169
Allocation of Net Unrealized Appreciation
  on Investments                                                    12            187,796          18,591,818           18,779,614
Allocation of Net Realized Losses on Investments                                  (73,215)         (7,248,279)          (7,321,494)
Partners' Capital at December 31, 1996                                        $ 1,099,814        $ 84,329,827       $   85,429,641
                                                                              ===========        ============       ==============



                            See the Accompanying Notes to Financial Statements

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                DECEMBER 31, 1996

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   CONSUMER PRODUCTS MANUFACTURING

                   LEXMARK INTERNATIONAL GROUP, INC. - NOTE 12
  $    24,103,269  Lexmark International, Inc.,
                    Sr. Sub. Nts. 14.25% due 03/31/01*             03/27/91    $ 24,103,269  $ 24,103,269  $ 24,103,269
    415,910 Shares Lexmark International Group, Inc.,
                    Class B Common Stock (c)                       03/27/91       2,772,714     2,772,714    11,489,514
                                                                               ------------  ------------  ------------
                                                                                 26,875,983    26,875,983    35,592,783       42.70
                                                                               ------------  ------------  ------------------------

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP. - NOTES 10, 12
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95       2,722,290     2,722,290     2,722,290
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290     2,722,290        3.27
                                                                               ------------   -----------  -------------------------
                     RI HOLDINGS, INC. - NOTES 10, 12
   $  12,972,582     RI Holdings, Inc.,
                      Sr. Sub. Nts. 16% due 08/31/01*(a)(b)         04/25/94      5,823,918     5,823,918       240,232
      150,191 Shares RI Holdings, Inc., Common Stock**              09/01/89      1,501,910     1,501,910             0
   104,211.03 Shares RI Holdings, Inc., Common Stock**               various          1,044         1,044             0
     22,687.5 Shares RI Holdings, Inc., Common Stock**              04/25/94            227           227             0
    92,045.09 Shares RI Holdings, Inc., Common Stock**              05/09/95            920           920             0
   223,212.92 Shares RI Holdings, Inc., Common Stock**              05/01/96          2,232         2,232             0
                                                                                -----------  ------------    ----------
                                                                                  7,330,251     7,330,251       240,232        0.29
                                                                                -----------  ------------    -----------------------

                     LEATHER AND LEATHER PRODUCTS

                     LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
       621.90 Shares Leather U.S., Inc., Common Stock               04/09/96     7,308,000      7,308,000      7,308,000
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000      7,308,000       8.77
                                                                               -----------   ------------    ----------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000         2.55
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $46,361,524   $46,361,524   $47,988,305        57.58%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                DECEMBER 31, 1996
                                                  (CONTINUED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTES 10,12
   $     4,730,800   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(b)           11/30/94     $ 653,289    $   653,289    $ 2,365,400
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      2,365,400       2.84
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC. - NOTES 10,12
   $       113,386   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 12% due 07/01/03*                08/06/96       113,386        113,386       113,386
      8,125 Shares   MTI Holdings, Inc., Common Stock**             08/06/96       121,875        121,875       121,875
     2,264 Warrants  MTI Holdings, Inc., Common Stock
                      Purchase Warrants                             08/06/96             0              0             0
                                                                                ----------     ----------   -----------
                                                                                   235,261        235,261       235,261        0.28
                                                                                ----------     ----------   -----------------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTE 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(b)     10/18/91    2,439,833      2,439,833     1,804,033
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 9,171,833      9,171,833     1,804,033        2.16
                                                                               -----------    -----------   -----------------------


                     BANKING AND FINANCE

                     BANK UNITED CORP. - NOTES 10,12
                     (FORMERLY USAT HOLDINGS INC.)
     432,403 Shares  Bank United Corp., Class A Common Stock (c)   01/05/90 &
                                                                   12/19/91      2,901,255      2,901,255    10,410,102
                                                                               -----------   ------------  ------------
                                                                                 2,901,255      2,901,255    10,410,102       12.49
                                                                               -----------   ------------  ------------------------



                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $12,961,638    $12,961,638   $14,814,796       17.77%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $59,323,162    $59,323,162   $62,803,101       75.35%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 DECEMBER 31, 1996
                                                    (CONCLUDED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------



                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $     2,000,000   ASCC Commercial Paper, 5.34% due 2/27/97       12/03/96   $  1,974,487   $    1,983,090   $  1,983,090
   $     4,100,000   ASCC Commercial Paper, 5.33% due 3/18/97       12/11/96      4,041,118        4,053,866      4,053,866
   $     4,200,000   Old Line Funding, 5.50% due 2/27/97            12/18/96      4,154,442        4,163,425      4,163,425
   $     2,000,000   Barclays U.S. Funding, 5.52% due 1/21/97       12/19/96      1,989,880        1,993,867      1,993,867
   $       600,000   Barton Capital Corp., 5.52% due 2/14/97        12/19/96        594,756          595,952        595,952
   $     3,800,000   Receivable Capital Corp., 5.60% due 2/21/97    12/26/96      3,766,307        3,769,853      3,769,853
   $     4,000,000   Triple A Funding, 5.65% due 1/16/97            12/31/96      3,989,955        3,990,584      3,990,584
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $ 20,510,945   $   20,550,637   $ 20,550,637   24.65
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $ 20,510,945   $   20,550,637   $ 20,550,637   24.65
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 79,834,107   $   79,873,799   $ 83,353,738  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $ 35,258,695   $   35,258,695   $ 30,751,320   36.89
                     Common Stock and Warrants                                   24,064,467       24,064,467     32,051,781   38.46
                     Temporary Investments                                       20,510,945       20,550,637     20,550,637   24.65
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 79,834,107   $   79,873,799   $ 83,353,738  100.00%
                     ----------------------------------------------            ============   ==============   ====================


                       * Restricted Security
                      ** Restricted Non-income Producing Security
                     (a) Includes receipt of payment-in-kind securities.
                     (b) Non-accrual investment status.
                     (c) Pubicly traded class of securities.

                             See the Accompanying Notes to Financial Statements.

                             EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                             SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE YEAR ENDED DECEMBER  31, 1996

                                                              PAR VALUE OR
                                                   DATE OF      NUMBER OF     AMORTIZED        NET           REALIZED
SECURITY                                          TRANSACTION    SHARES         COST        PROCEEDS       GAIN (LOSS)
                                                  -----------  ----------   ------------  -----------      ------------
Polaris Pool Systems, Inc.
   Common Stock                                    1/22/96     $         -  $          -  $    87,270 (A)  $     87,270

ASR Acquisition Corp.
   Common Stock                                    various         108,241        17,024    1,007,354           990,330
Total Net Realized Gains for the
 Three Months Ended March 31, 1996                                          $     17,024  $ 1,094,624      $  1,077,600
                                                                            ============  ===========      ============

Polaris Pool Systems, Inc.
   Common Stock                                    6/03/96               -             -       41,949 (A)        41,949

U.S. Leather Holdings, Inc.
   15% Sr. Sub. Deb. *                             4/09/96     $14,616,000    17,112,740    7,308,000 (B)    (9,804,740)
   8% Sr. Pref. Stock                              4/09/96        2,986.41     2,024,000            -        (2,024,000)
   Jr. Sub. Pref. Stock                            4/09/96         150,231             -            -                 -
   Warrants                                        4/09/96         150,231       186,918            -          (186,918)
Total Net Realized Losses for the
 Three Months Ended June 30, 1996                                           $ 19,323,658  $ 7,349,949      $(11,973,709)
                                                                            ============  ===========      ============

MTI Holdings, Inc.
   5% Sr.Sec. Note                                 8/06/96     $   471,360       471,360      113,386 (B)      (357,974)
   Common Stock                                    8/06/96          22,376       510,000      121,875 (B)      (388,125)

Bank United Corp.
   Common Stock                                    8/14/96         102,197       658,926    1,926,413         1,267,487

Tulip Holding Corp.
   14.5% Sub. Note                                 9/12/96     $ 4,394,282     4,386,212        2,929        (4,383,283)
   16.5% Sub. Note                                 9/12/96     $ 1,262,303     1,262,303            -        (1,262,303)
   15% Exch. Preferred Stock                       9/12/96       1,464.763     1,464,763            -        (1,464,763)
   Common Stock                                    9/12/96          78,872        15,780            -           (15,780)

Ampex Recording Media Corp.
   Common Stock                                    9/30/96          18,053       144,966      143,746            (1,220)
Total Net Realized Losses for the
 Three Months Ended September 30, 1996                                      $  8,914,310  $ 2,308,349      $ (6,605,961)
                                                                            ============  ===========      ============

Lexmark International Group, Inc.
   Common Stock                                    various         585,520     3,903,486   13,627,380         9,723,894

Polaris Pool Systems, Inc.
   Common Stock                                    10/28/96              -             -        2,147 (A)         2,147

Apollo Radio Holding Co., Inc.
   Common Stock                                    11/06/96          55.25       114,750      817,614           702,864
   Warrants                                        11/06/96         9.2083             -            -                 -

Ampex Recording Media Corp.
   Common Stock                                    11/29/96         17,829       143,285      143,752               467

American Paper Group, Ltd.
    5% Sub. Note                                   12/17/96      $ 595,683       464,633      464,633                 -
    Common Stock                                   12/17/96            996        67,469       67,469                 -

WB Bottling Corporation
    Preferred Stock                                12/31/96          1,615       161,500            -          (161,500)
    Common Stock                                   12/31/96         21,463        87,296            -           (87,296)

Total Net Realized Gains for the
 Three Months Ended December 31, 1996                                       $  4,942,419  $15,122,995      $ 10,180,576
                                                                            ============  ===========      ============

Total Net Realized Losses for the
 Year Ended December 31, 1996                                               $ 33,197,411  $25,875,917      $ (7,321,494)
                                                                            ============  ===========      ============


 (A)  Proceeds represent a distribution to the Retirement Fund from the escrow account.
 (B)  Proceeds represent fair value of exchange.
  *   Includes Payment in Kind Notes.

                            See the Accompanying Notes to Financial Statements.

                   EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996



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

     On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners (the "Limited Partners") of the Funds voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, (i) Alliance Corporate was admitted as the successor Managing General Partner of the Funds, (ii) Equitable Capital withdrew from the Funds as Managing General Partner and assigned all of its interest as General Partner to Alliance Corporate and (iii) Alliance Corporate succeeded Equitable Capital as the investment advisor to the Funds pursuant to a new investment advisory agreement. Alliance Corporate (the "Investment Adviser") is a registered investment adviser under the Investment Advisers Act of 1940.

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

      Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $40,903,485 and $28,806,626 as of December 31, 1996 and 1995, respectively, representing 47.8% and 32.4% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.    Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the year ended December 31, 1996, resulted in a $65,488 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

     The Retirement Fund also paid $1,627,385 for the reimbursement of offering expenses. These expenses, along with the offering expenses of Equitable Capital Partners and the organizational expenses of the Funds, may not exceed $6,000,000. Aggregate offering and organizational expenses for the Funds totaled $4,711,806.

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

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the years ended December 31, 1996, 1995 and 1994 were $842,503, $1,037,207 and $1,278,599, respectively. The decrease in the Investment Advisory Fees, is due primarily to the return of capital distributed to Limited Partners, which reduced the Retirement Fund's Available Capital, on which the Investment Advisory Fee is based.

7.    Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the years ended December 31, 1996, 1995 and 1994 were $553,973, $701,954 and $766,168, respectively.

     In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the years ended December 31, 1996 and 1995, the Retirement Fund incurred Administrative expenses of $146,468 and $135,139 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund incurred $183,611, $161,236 and $160,979, respectively, of Independent General Partners' Fees and Expenses.

9.    Related Party Transactions

     For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund paid expenses of $102,008, $26,408 and $36,782, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the year ended December 31, 1996, the Retirement Fund received a total of $354,750 and $146,632 from Western Pioneer, Inc. and U.S. Leather Holdings, Inc., respectively, as principal paydowns of the senior notes held by the Retirement Fund. No gain or loss has been recorded on these transactions.

    During the year ended December 31, 1996, the Retirement Fund received additional proceeds of $131,366 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investment from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates. These proceeds were recorded and distributed as gains.

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

     On May 8, 1996, the Retirement Fund received dividend income of $1,852,198 from Bank United Corp.

     On August 6, 1996, a comprehensive restructuring closed for MTI Holdings, Inc. The Retirement Fund recognized a loss of $746,099 on this transaction.

     On August 14, 1996, the Retirement Fund sold 102,197 shares of Bank United Corp. (formerly USAT Holdings Inc.) common stock for $1,926,413 and recognized a gain of $1,267,487.

     On September 12, 1996, the Retirement Fund sold its Tulip Holding Corp. 14.5% Subordinated Notes for $2,929 and recognized a loss of $4,383,283 on the sale. The 16.5% Subordinated Notes, Series A Exchangeable Preferred Stock and Class A Common Stock were deemed worthless resulting in a total realized loss of $2,742,846 to the Retirement Fund.

     On September 30, 1996, the Retirement Fund sold 18,053 shares of Ampex Recording Media Corp. Class A Common Stock for $143,746 which resulted in a loss of $1,220 to the Retirement Fund. The Retirement Fund sold its remaining 17,829 shares of Ampex Recording Media Corp. Class A Common Stock on November 29, 1996, for $143,752 and recognized a gain of $467 on the sale.

     During the fourth quarter of 1996, the Retirement Fund sold 585,520 shares of Lexmark International Group, Inc. common stock for $13,627,380 resulting in a gain of $9,723,894 to the Retirement Fund.

     On November 6, 1996, the Apollo Radio Holding Co., Inc. common stock and warrants held by the Retirement Fund were redeemed. The Retirement Fund received proceeds of $817,614 which resulted in a realized gain of $702,864 to the Retirement Fund.

     On December 17, 1996, the Retirement Fund sold its American Paper Group Ltd. 5% Subordinated Notes and common stock for $545,836 resulting in no gain or loss to the Retirement Fund.

     During the year ended December 31, 1996, the Retirement Fund received a total of $103,367 from Pergament Home Centers, Inc., as principal paydowns of the Floating Rate Demand Note held by the Retirement Fund. No gain or loss has been recorded on these transactions.

     As of December 31, 1996, the Retirement Fund had investments in 5 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group makes significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $59,323,162 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $35,258,695 in senior notes and subordinated notes and $24,064,467 in common stock and purchase warrants.

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

      For the year ended December 31, 1996, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12.   Unrealized Appreciation/Depreciation, and Non-Accrual of Investments

     For the year ended December 31, 1996, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $18,779,614. Such appreciation was the result of adjustments in value made with respect to the following investments during 1996:

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

     Due to the sale of 585,520 shares of Lexmark International Group, Inc. common stock during the fourth quarter of 1996, the Retirement Fund reversed $5,011,136 of unrealized appreciation. Due to an increase in the quoted market price of the Lexmark International Group, Inc. common stock, the Retirement Fund recorded total unrealized appreciation of $1,940,270 at September 30, 1996. The equity was valued at 100% of the closing market price at September 30, 1996, as compared to 90% at March 31, 1996, resulting in unrealized appreciation of $2,015,378 to the Retirement Fund.

     On November 29, 1996, the Retirement Fund reversed a total of $30,962 of unrealized depreciation due to the sale of the remaining 17,829 shares of Ampex Recording Media Corp. Class A Common Stock. Due to a decrease in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock, the Retirement Fund recorded total unrealized depreciation of $17,829 at September 30, 1996. Also, due to the sale of common stock on September 30, 1996, $13,178 of unrealized depreciation was reversed. Due to an increase in the quoted market price of the Ampex Recording Media Corp. Class A Common Stock Warrants, the Retirement Fund recorded total unrealized appreciation of $118,411 at June 30, 1996. The equity was valued at 80% of the closing market price at September 30, 1996, due to contractual restrictions on resale.

     On November 6, 1996, the Retirement Fund reversed a total of $741,672 of unrealized appreciation in Apollo Radio Holding Co., Inc. due to the redemption of the common stock and warrants held by the Retirement Fund. On March 31, 1996, Apollo Radio common stock was written up, pending a cash distribution expected in the second half of 1996, resulting in unrealized appreciation of $231,672 to the Retirement Fund.

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

     Due to an increase in the quoted market price of Bank United Corp. common stock, the Retirement Fund recorded total unrealized appreciation of $729,680 at December 31, 1996. Due to an increase in the quoted market price of Bank United Corp. common stock, the Retirement Fund recorded total unrealized appreciation of $6,779,167 at September 30, 1996. The equity was valued at 90% of the closing market price at December 31, 1996, due to contractual restrictions on resale.

     On December 31, 1996, the Retirement Fund's preferred stock and common stock investments in WB Bottling Corporation were rendered worthless. As a result, the Retirement Fund reversed a total of $248,796 of unrealized depreciation.

     For the years ended December 31, 1995 and 1994, the Retirement Fund recorded net unrealized depreciation of $6,915,689 and $5,675,676, respectively.

        The following investments have been on non-accrual status as of the respective dates:

        Pergament Home Centers, Inc.
          Floating Rate Demand Note                July 1, 1996
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994
        RI Holdings, Inc. 16%
          Senior Subordinated Notes                April 25, 1994

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

      Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax basis of the Retirement Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1996, the tax basis of the Retirement Fund's assets was greater than the amounts reported in the Financial Statements by $21,205,814. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructuring were treated differently for tax purposes, but not for financial reporting purposes.

14.  Subsequent Distributions

     On February 5, 1997, the Independent General Partners approved an aggregate cash distribution of $16,012,999 for the three months ended December 31, 1996 which was paid on February 14, 1997. The amount distributed to Limited Partners was $16,003,402 or $72.39 per Unit (of which $4,728,730 is capital returned from investments during the fourth quarter of 1996), to Limited Partners of record at December 31, 1996. On a per Unit basis, this distribution to Limited Partners includes $46.70 of realized gains, $4.30 of income from operations and $21.39 of return of capital. The Managing General Partner's one percent allocation of $161,651 was reduced by its one percent allocation of realized gains and capital returned from investments during the fourth quarter of 1996, of $152,054 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution of $9,597.


15.  Subsequent Events

     In January 1997, the Retirement Fund sold 22,641 shares of Lexmark International Group, Inc. at an average price of $25.74 per share and generated $582,684 of net proceeds, which includes realized gains of $431,743.

     Certain shareholders of Bank United Corp. participated in a secondary offering of approximately 4.1 million shares of its common stock (which includes the underwriters' over-allotment option) in February 1997. The Retirement Fund sold an aggregate of 383,872 shares at a net price of $27.98 per share. The Retirement Fund received total net proceeds of $10,740,738.56 and realized gains of $8,165,107.78. The Retirement Fund still holds 48,531 shares of Bank United Corp., representing approximately 11% of its original shareholdings. The shares of Bank United Corp. are traded on the NASDAQ under the ticker symbol "BNKU".

     On February 21, 1997, the Retirement Fund received a prepayment notice from Lexmark International Inc. stating that it will prepay its outstanding $24,103,269 of Senior Subordinated Notes held by the Retirement Fund, together with accrued interest and a contractual prepayment premium, on March 24, 1997. The amount of the prepayment premium will be a function of interest rate levels just prior to the time of prepayment.

     Total proceeds received by the Retirement Fund from these transactions are expected to be distributed to the Limited Partners as part of the regular quarterly cash distribution to be made in May 1997.

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

     Mr. Lear, age 79, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 62, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 75, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 76, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

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

James R. Wilson          President

William Gobbo, Jr.       Senior Vice President

James D. Neidhart        Senior Vice President

Laura Mah                Vice President and Chief Accounting
                         Officer


      James R. Wilson, age 50, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructuring and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 52, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

      Mr. James D. Neidhart, age 52, is a Senior Vice President of Alliance Corporate. He is head of the Investment Recovery Division of Alliance Corporate responsible for the management of public and private investments in companies that have encountered troubled financial situations. He has been actively involved in over 20-25 restructuring, playing in most a leadership role including chairmanship of committees critical to the restructuring process. Mr. Neidhart, who joined Alliance Corporate through the combination with Equitable Capital, had been employed by Equitable Capital in its workout group since 1986. Prior to that, he had nine years of experience in private placement investments and workout transactions with the Prudential Insurance Company of America, three years of commercial lending experience with Harris Trust and Savings Bank and served six years as an Officer in the U.S. Air Force.

     Mrs. Laura Mah, age 41, is a Vice President of Alliance Capital and co-manages the Insurance Services Group. She is responsible for accounting and reporting for assets managed by Alliance Capital for insurance clients, including mutual funds, partnerships, general, separate and advisory accounts. Mrs. Mah joined Alliance Capital through the combination with Equitable Capital. Prior to that, she was an Assistant Vice President with Shearson Lehman Hutton for five years. She is a Certified Public Accountant.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Retirement Fund paid Mr. Lear $36,750, Mr. Shapiro $36,250, Mr. Marshall $36,894 and Dr. Sharwell $35,500 in fees, with respect to their services as Independent General Partners in 1996.

     The information with respect to the "Fund Administration Fee and Expenses" payable to the Managing General Partner and the Administrator set forth under the caption "Management Arrangements -- The Managing General Partner" in the Prospectus is incorporated by reference into this Item 11. The Retirement Fund paid $665,800 to the Administrator, through the Managing General Partner, in 1996.

     The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Retirement Fund paid Alliance Corporate $842,503 with respect to the Investment Advisory Fee for 1996. The Managing General Partner's 1% allocation of net investment income from Temporary Investments, which in 1996 amounted to $1,237, is credited against the Investment Advisory Fees as required by the Partnership Agreement.

     Alliance  Corporate,   as  Managing  General  Partner,   received  $53,737,
representing distributions of net investment income in 1996.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1997.

                          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 18, 1997          _________________________________
                               James R. Wilson
                               Title:  President


Dated: March 18, 1997          _________________________________
                               Laura Mah
                               Title:  Vice President and Chief
                                       Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 18th day of March, 1997.

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

______________________
James R. Wilson            President and Director of Alliance Corporate

______________________
Dave H. Williams           Director of Alliance Corporate

______________________
Bruce W. Calvert           Director of Alliance Corporate

______________________
John D. Carifa             Director of Alliance Corporate

______________________
Frank Savage               Director of Alliance Corporate


________________________   Co-Chairman, Co-Chief Executive Officer and
Mark Arnold                Director of Alliance Corporate


________________________   Co-Chairman, Co-Chief Executive Officer and
Alastair Tedford           Director of Alliance Corporate

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1997.

                          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 18, 1997          /s/  James R. Wilson
                               James R. Wilson
                               Title:  President


Dated: March 18, 1997          /s/  Laura Mah
                               Laura Mah
                               Title:  Vice President and Chief
                                       Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 18th day of March, 1997.

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

/s/  James R. Wilson
James R. Wilson             President and Director of Alliance Corporate

/s/  Dave H. Williams
Dave H. Williams            Director of Alliance Corporate

/s/  Bruce W. Calvert
Bruce W. Calvert            Director of Alliance Corporate

/s/  John D. Carifa
John D. Carifa              Director of Alliance Corporate

/s/  Frank Savage
Frank Savage                Director of Alliance Corporate

/s/  Mark Arnold            Co-Chairman, Co-Chief Executive Officer and
Mark Arnold                 Director of Alliance Corporate

/s/  Alastair Tedford       Co-Chairman, Co-Chief Executive Officer and
Alastair Tedford            Director of Alliance Corporate