Form 10-Q
period 1997-03-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1997-05-13
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: March 31, 1997

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

        Registrant's telephone number, including area code:(212) 979-1000

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1997 and December 31, 1996        5

Statements of Operations - For the Three Months
  Ended March 31, 1997 and 1996                             6

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1997 and 1996                      7

Statements of Cash Flows - For the Three Months Ended
  March 31, 1997 and 1996                                   8

Statement of Changes in Partners' Capital -
  For the Three Months Ended March 31, 1997                 9

Schedule of Portfolio Investments - March 31, 1997         10

Supplemental Schedule of Realized Gains and Losses
  For the Three Months Ended March 31, 1997                13

Notes to Financial Statements                              14


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     21


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                          25

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                                     March 31, 1997
ASSETS:                                                          Notes                  Unaudited          December 31, 1996

    Investments                                                2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $19,485,541 at
               March 31, 1997 and $46,361,524
               at December 31, 1996)                                                 $   6,183,310          $  47,988,305
            Non-Managed Companies
               (amortized cost of $13,007,781 at
               March 31, 1997 and $12,961,638
               at December 31, 1996)                                                    14,840,699             14,814,796
        Temporary Investments
               (at amortized cost)                                                      45,751,616             20,550,637

    Cash                                                                                    70,725                 62,948
    Interest Receivable                                           2,12                      95,606                876,677
    Note Receivable                                               3,4                    1,130,967              1,178,728
    Prepaid Expenses & Other Assets                                                          5,126                 80,223

TOTAL ASSETS                                                                         $  68,078,049          $  85,552,314
                                                                                     =============          =============


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                     9              $      55,905          $      52,641
        Independent General Partners' Fees Payable                    8                     13,208                 20,846
        Fund Administrative Expenses Payable                          7                     32,831                 43,085
        Other Accrued Liabilities                                                          101,376                  6,101
            Total Liabilities                                                              203,320                122,673

    Partners' Capital
        Managing General Partner                                    3,4                  1,027,516              1,099,814
        Limited Partners (221,072 Units)                              4                 66,847,213             84,329,827
            Total Partners' Capital                                                     67,874,729             85,429,641

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $  68,078,049          $  85,552,314
                                                                                     =============          =============




             See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      For the Three Months Ended

                                                                                March 31, 1997            March 31, 1996
INVESTMENT INCOME- Notes 2,12:
      Interest                                                                   $   1,172,266             $   1,149,706
      Discount                                                                              --                     5,780
      Dividend                                                                          60,536                        --
                    TOTAL INVESTMENT INCOME                                          1,232,802                 1,155,486

EXPENSES:
      Investment Advisory Fee- Note 6                                                  250,434                   236,152
      Fund Administration Fees and Expenses- Note 7                                     57,831                   185,572
      Independent General Partners'
       Fees and Expenses - Note 8                                                       35,000                    48,603
      Professional Fees - Note 9                                                        88,618                     6,175
      Insurance Fees                                                                        --                     4,410
      Valuation Expenses                                                                 2,700                     6,646
                    TOTAL EXPENSES                                                     434,583                   487,558

NET INVESTMENT INCOME                                                                  798,219                   667,928

NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENTS - Note 12                     (14,949,252)               (3,736,918)

NET REALIZED GAINS ON INVESTMENTS - Note 10                                         12,656,880                 1,077,600

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS                             $  (1,494,153)            $  (1,991,390)
                                                                                 =============             =============




               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                 For the Three Months Ended

                                                                            March 31, 1997         March 31, 1996
FROM OPERATIONS:

     Net Decrease in Net Assets
       Resulting from Operations                                             $  (1,494,153)         $  (1,991,390)

     Cash Distributions to Partners                                            (16,012,999)           (10,274,966)

     Reduction in Managing General Partners'
       Contribution                                                                (47,760)               (36,462)

     Total Decrease                                                            (17,554,912)           (12,302,818)

NET ASSETS:

     Beginning of Period                                                        85,429,641             88,842,112

     End of Period                                                            $ 67,874,729           $ 76,539,294
                                                                              ============           ============



               See the Accompanying Notes to Financial Statements.



                                         EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                          For the Three Months Ended

INCREASE (DECREASE) IN CASH                                                           March 31, 1997            March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                                  $     5,778,306           $       912,024
       Fund Administration Fees & Expenses                                                   (68,085)                 (196,078)
       Investment Advisory Fee                                                              (155,328)                 (236,152)
       Independent General Partners' Fees and Expenses                                       (42,638)                  (43,328)
       Valuation Expenses                                                                     (2,531)                     --
       Sale (Purchase) of Temporary Investments, Net                                     (24,905,926)                8,445,152
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                                    35,504,946                 1,359,506
       Professional Fees                                                                     (85,353)                   (4,484)
       Insurance Fees                                                                         (2,615)                     --
Net Cash Provided by Operating Activities                                                 16,020,776                10,236,640
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                                    (16,012,999)              (10,274,966)
Net Cash Used in Financing Activities                                                    (16,012,999)              (10,274,966)
Net Increase (Decrease) in Cash                                                                7,777                   (38,326)
Cash at the Beginning of the Period                                                           62,948                    39,181
Cash at the End of the Period                                                        $        70,725           $           855
                                                                                     ===============           ===============


                                 RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                                        OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                                       $    (1,494,153)           $   (1,991,390)

Adjustments to Reconcile Net Decrease in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
(Increase) Decrease in Investments                                                        (2,057,861)                8,727,055
Decrease (Increase) in Accrued Interest                                                    4,545,505                  (243,462)
Increase in Other Accrued Liabilities                                                         95,275                     6,646
Decrease in Fund Administration Expenses Payable                                             (10,254)                  (10,506)
(Increase) Decrease in Prepaid Expenses                                                       (2,615)                    4,412
Net Change in Unrealized Depreciation on Investments                                      14,949,252                 3,736,918
(Decrease) Increase in Independent General
    Partners' Fees Payable                                                                    (7,638)                    5,276
Increase in Professional Fees Payable                                                          3,265                     1,691
Total Adjustments                                                                         17,514,929                12,228,030
Net Cash Provided by Operating Activities                                            $    16,020,776           $    10,236,640
                                                                                     ===============           ===============



               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                        Managing        Limited
                                                                      Notes        General Partner      Partners           Total


FOR THE THREE MONTHS ENDED MARCH 31, 1997

Partners' Capital at January 1, 1997                                               $  1,099,814      $ 84,329,827      $ 85,429,641
Cash Distributions to Partners                                                           (9,597)      (16,003,402)      (16,012,999)
Reduction in Managing General Partners' Contribution                        3           (47,760)             --             (47,760)
Allocation of Net Investment Income                                        11             7,983           790,236           798,219
Allocation of Net Unrealized Depreciation
  on Investments                                                           12          (149,493)      (14,799,759)      (14,949,252)
Allocation of Net Realized Gains on Investments                                         126,569        12,530,311        12,656,880
Partners' Capital at March 31, 1997                                                $  1,027,516      $ 66,847,213      $ 67,874,729
                                                                                   ============      ============      ============




               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                MARCH 31, 1997
                                                                 (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95    $  2,722,290   $ 2,722,290  $  2,722,290
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290     2,722,290        4.08%
                                                                               ------------   -----------  ------------------------
                     RI HOLDINGS, INC.
   $  12,972,582     RI Holdings, Inc.,
                      Sr. Sub. Nts. 16% due 08/31/01*(a)(b)         04/25/94      5,823,918     5,823,918       240,232
      150,191 Shares RI Holdings, Inc., Common Stock**              09/01/89      1,501,910     1,501,910             0
   104,211.03 Shares RI Holdings, Inc., Common Stock**               various          1,044         1,044             0
     22,687.5 Shares RI Holdings, Inc., Common Stock**              04/25/94            227           227             0
    92,045.09 Shares RI Holdings, Inc., Common Stock**              05/09/95            920           920             0
   223,212.92 Shares RI Holdings, Inc., Common Stock**              05/01/96          2,232         2,232             0
                                                                                -----------  ------------    ----------
                                                                                  7,330,251     7,330,251       240,232        0.36
                                                                                -----------  ------------    ----------------------

                     LEATHER AND LEATHER PRODUCTS

                     LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
       621.90 Shares Leather U.S., Inc., Common Stock               04/09/96     7,308,000      7,308,000     1,095,788
                                                                               -----------   ------------    ----------
                                                                                 7,308,000      7,308,000     1,095,788       1.64
                                                                               -----------   ------------    ---------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000         3.19
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $19,485,541   $19,485,541   $ 6,183,310         9.27%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                              MARCH 31, 1997
                                           (CONTINUED)(UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     CONSUMER PRODUCTS MANUFACTURING

                     LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
    393,269 Shares   Lexmark International Group, Inc.,
                     Class B Common Stock (c)                       03/27/91   $ 2,621,774   $  2,621,774   $  9,536,773
                                                                               -----------   ------------   ------------
                                                                                 2,621,774      2,621,774      9,536,773      14.28%
                                                                               -----------   ------------   -----------------------

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC.
   $     4,730,800   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(b)           11/30/94       653,289        653,289      2,365,400
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      2,365,400       3.54
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC.
   $       113,386   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 12% due 07/01/03*                08/06/96       113,386        113,386       113,386
      8,125 Shares   MTI Holdings, Inc., Common Stock**             08/06/96       121,875        121,875       121,875
     2,264 Warrants  MTI Holdings, Inc., Common Stock
                      Purchase Warrants                             08/06/96             0              0             0
                                                                                ----------     ----------   -----------
                                                                                   235,261        235,261       235,261        0.35
                                                                                ----------     ----------   -----------------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTES 10,12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(b)     10/18/91    2,439,833      2,439,833     1,271,600
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 9,171,833      9,171,833     1,271,600        1.90
                                                                               -----------    -----------   -----------------------


                     BANKING AND FINANCE

                     BANK UNITED CORP. - NOTES 10,12
                     (FORMERLY USAT HOLDINGS INC.)
      48,531 Shares  Bank United Corp., Class A Common Stock (c)   01/05/90        325,624        325,624     1,431,665
                                                                               -----------   ------------  ------------
                                                                                   325,624        325,624     1,431,665        2.14
                                                                               -----------   ------------  ------------------------



                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $13,007,781    $13,007,781   $14,840,699       22.21%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $32,493,322    $32,493,322   $21,024,009       31.48%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 MARCH 31, 1997
                                             (CONCLUDED) (UNAUDITED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------



                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $    1,200,000    Certain Funding Corp., 5.40% due 4/02/97         1/22/97   $ 1,187,400   $    1,199,820   $  1,199,820
   $    7,500,000    Dakota Funding Inc., 5.33% due 4/07/97           2/11/97     7,438,927        7,493,338      7,493,338
   $    1,300,000    ASCC Commercial Paper, 5.40% due 4/16/97         3/19/97     1,294,540        1,297,075      1,297,075
   $    3,500,000    Ranger Funding Corp., 5.65% due 4/07/97          3/25/97     3,492,859        3,496,704      3,496,704
   $    3,500,000    Clipper Receivables, 5.58% due 4/22/97           3/25/97     3,484,810        3,488,607      3,488,607
   $    3,500,000    Sheffield Receivables Corp., 5.57% due 4/25/97   3/25/97     3,483,213        3,487,003      3,487,003
   $    3,500,000    Eureka Corp., 5.56% due 5/13/97                  3/25/97     3,473,513        3,477,297      3,477,297
   $    3,500,000    Old Line Funding, 5.62% due 4/21/97              3/25/97     3,485,248        3,489,072      3,489,072
   $    3,500,000    Barton Capital Corp., 5.57% due 5/07/97          3/25/97     3,476,714        3,480,505      3,480,505
   $    3,500,000    Windmill Funding Corp., 5.58% due 5/01/97        3/25/97     3,479,927        3,483,725      3,483,725
   $    3,500,000    Triple A Funding, 5.70% due 4/10/97              3/25/97     3,491,133        3,495,013      3,495,013
   $    2,300,000    Greenwich Funding, 5.57% due 4/28/97             3/25/97     2,287,901        2,290,392      2,290,392
   $    3,500,000    Delaware Funding Corp., 5.60%  due 4/30/97       3/25/97     3,480,400        3,484,211      3,484,211
   $    2,100,000    PHH Group Inc., 5.62% due 5/05/97                3/31/97     2,088,526        2,088,854      2,088,854
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $ 45,645,111   $   45,751,616   $ 45,751,616   68.52%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $ 45,645,111   $   45,751,616   $ 45,751,616   68.52%
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 78,138,433   $   78,244,938   $ 66,775,625  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $ 11,155,426   $   11,155,426   $  6,115,618    9.16%
                     Common Stock and Warrants                                   21,337,896       21,337,896     14,908,391   22.32
                     Temporary Investments                                       45,645,111       45,751,616     45,751,616   68.52
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 78,138,433   $   78,244,938   $ 66,775,625  100.00%
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

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                                   PAR VALUE OR
                                                   DATE OF          NUMBER OF     AMORTIZED         NET             REALIZED
SECURITY                                         TRANSACTION          SHARES        COST         PROCEEDS         GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                                     1/15/97       $        --     $      --     $     542  (A)   $       542

Lexmark International Group, Inc.
   Class B Common Stock                             various            22,641       150,941       582,684            431,743

Bank United Corp.
   Class A Common Stock                             various           383,872     2,575,631    10,740,739          8,165,108

Lexmark International, Inc.
   14.25% Sr. Sub. Note                             3/24/97       $24,103,269    24,103,269    28,162,756          4,059,487

Total Net Realized Gains for the
   Three Months Ended March 31, 1997                                            $26,829,841   $39,486,721        $12,656,880
                                                                                ===========   ===========        ===========

(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.

               See the Accompanying Notes to the Financial Statements.





               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $10,055,571 and $40,903,485 as of March 31, 1997 and December 31, 1996,
respectively, representing 14.8% and 47.8% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the three months ended March 31, 1997, resulted in a $47,760 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

6.  Investment Advisory Fee

     As of July 22, 1993, Alliance Corporate has been receiving a quarterly Investment Advisory Fee, at the annual rate of 1.0% of the Retirement Fund's Available Capital, with a minimum annual payment of $2,000,000 collectively for the Retirement Funds, less 80% of commitment, transaction, investment banking and "break-up" or other fees related to the Retirement Fund's investments (the "Minimum Amount"). Available Capital is defined as the sum of the aggregate Net Capital Contributions of the Partners less the cumulative amount of returns of capital distributed to Partners and realized losses from investments.

     As stated in the Partnership Agreement, the Retirement Fund's allocable share of the Minimum Amount is $874,350, or $218,588 per quarter. Investment Advisory Fees at March 31, 1997, reflect an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is paid quarterly in advance. The Investment Advisory Fees incurred by the Retirement Fund for the three months ended March 31, 1997 and 1996 were $250,434 and $236,152, respectively.

7. Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, is entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance. The Retirement Fund Administration Fees paid by the Retirement Fund for the three months ended March 31, 1997 and 1996 were $25,000 and $169,610, respectively.

     In addition to the Retirement Fund Administration Fee, MLFAI is entitled to receive reimbursement for a portion of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the three months ended March 31, 1997 and 1996, the Retirement Fund incurred Administrative expenses of $32,831 and $15,962, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the three months ended March 31, 1997 and 1996, the Retirement Fund incurred $35,000 and $48,603, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the three months ended March 31, 1997 and 1996, the Retirement Fund paid expenses of $8,566 and $6,175, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in
Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1997, the Retirement Fund received $51,224 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

    On January 15, 1997, the Retirement Fund received additional proceeds of $542 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     During the first quarter of 1997, the Retirement Fund sold 22,641 shares of Lexmark International Group, Inc. Class B Common Stock for $582,684 resulting in a gain of $431,743 to the Retirement Fund.

     In February 1997, the Retirement Fund sold 383,872 shares of Bank United Corp. Class A Common Stock for $10,740,739 resulting in a gain of $8,165,108 to the Retirement Fund.

     On March 24, 1997, the Retirement Fund received a prepayment on Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $24,103,269 together with a prepayment penalty of $4,059,487 and $791,892 of accrued interest. The transaction resulted in a gain of $4,059,487 to the Retirement Fund.

     All of the proceeds received during the first quarter of 1997 will be distributed to Limited Partners of record as of March 31, 1997 on May 14, 1997.

     As of March 31, 1997, the Retirement Fund had investments in 4 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group make significant managerial assistance available) and 5 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $32,493,322 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $11,155,426 in senior notes and subordinated notes and $21,337,896 in common stock and purchase warrants.

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

    For the three months ended March 31, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $14,949,252 as compared to $3,736,918 for the three months ended March 31, 1996. Such depreciation was the result of adjustments in value made with respect to the following investments during the three months ended March 31, 1997:

     The amount includes the reversal of $6,545,973 of unrealized appreciation of Bank United Corp. Class A Common Stock, due to the sale of 383,872 shares in February 1997. Due to an increase in the quoted market price of Bank United Corp. Class A Common Stock and the equity being valued at 100% of the closing market price as compared to 90% at December 31, 1996, the Retirement Fund recorded unrealized appreciation of $143,167 at March 31, 1997.

     Due to the sale of 22,641 shares of Lexmark International Group, Inc. Class B Common Stock in January 1997, the Retirement Fund reversed $1,801,801 of unrealized appreciation.

     On March 31, 1997, Leather U.S., Inc. common stock was written down from 100% to 15% of remaining cost, resulting in unrealized depreciation of $6,212,212 to the Retirement Fund.

     On March 31, 1997, the Pergament Home Centers, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $532,433 to the Retirement Fund.

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

    Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax bases of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax bases of the Retirement Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31 1996, the tax basis of the Retirement Fund's assets was greater than the amounts reported in the Financial Statements by $21,205,814. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructurings were treated differently for tax purposes than for financial reporting purposes.

14. Subsequent Events

     On May 8, 1997, the Independent General Partners approved an aggregate cash distribution of $39,727,934 for the three months ended March 31, 1997, which was paid on May 14, 1997. The amount distributed to Limited Partners was $39,722,217 or $179.68 per Unit (of which $26,625,912 is capital returned from investments during the first quarter of 1997), to Limited Partners of record at March 31, 1997. On a per Unit basis, this distribution to Limited Partners includes $56.68 of realized gains, $2.56 of income from operations and $120.44 of return of capital. The Managing General Partner's one percent allocation of $401,235 was reduced by its one percent allocation of realized gains and capital returned from investments during the first quarter of 1997, of $395,517 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution of $5,717.

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

     Investments

     As of March 31, 1997, the Retirement Fund had a total of 9 Enhanced Yield Investments at a net cost of $32,493,322 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

    During the three months ended March 31, 1997, the Retirement Fund received proceeds from the following investments:

     On January 2, 1997, the Retirement Fund received $51,224 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     On January 15, 1997, the Retirement Fund received additional proceeds of $542 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     During the first quarter of 1997, the Retirement Fund sold 22,641 shares of Lexmark International Group, Inc. Class B Common Stock for $582,684 resulting in a gain of $431,743 to the Retirement Fund.

     In February 1997, the Retirement Fund sold 383,872 shares of Bank United Corp. Class A Common Stock for $10,740,739 resulting in a gain of $8,165,108 to the Retirement Fund.

     On March 24, 1997, the Retirement Fund received a prepayment on Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $24,103,269 together with a prepayment penalty of $4,059,487 and $791,892 of accrued interest. The transaction resulted in a gain of $4,059,487 to the Retirement Fund.

     All of the proceeds received during the first quarter of 1997 will be distributed to Limited Partners of record as of March 31, 1997 on May 14, 1997.

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

    Results of Operations

     For the three months ended March 31, 1997, net investment income increased by $130,291 as compared to the same period in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The increase in the 1997 net investment income versus the comparative period in 1996, reflects the increase in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three months ended March 31, 1997, the Retirement Fund had investment income of $1,232,802, as compared to $1,155,486 for the same period in 1996. The increase in 1997 investment income of 6.7% was primarily due to an increase in dividend income.

     The Retirement Fund incurred expenses of $434,583 for the three months ended March 31, 1997, as compared to $487,558 for the same period in 1996. The decrease in the 1997 expenses of $52,975 was primarily due to a decrease in Fund Administration Fees and Expenses paid by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Professional Fees.

     The Retirement Fund experienced a decrease in net assets resulting from operations for the three months ended March 31, 1997 in the amount of $1,494,153, as compared to a decrease of $1,991,390 for the comparative period in 1996. The decrease in net assets for the three months ended March 31, 1997 is comprised of net investment income of $798,219, net realized gains of $12,656,880 offset by a net change in unrealized depreciation of $14,949,252. For the comparable period in 1996, the decrease in net assets was comprised of net investment income of $667,928, net realized gains of $1,077,600 offset by a net change in unrealized depreciation of $3,736,918 (see Statements of Operations in the Financial Statements).

     For the three months ended March 31, 1997 and 1996, the Retirement Fund incurred Investment Advisory Fees of $250,434 and $236,152, respectively, (as described in Note 6 to the Financial Statements). The increase in the Investment Advisory Fees is due an adjustment for the difference between the Minimum Amount Due and the Investment Advisory Fee paid for the quarters ended December 31, 1996 and March 31, 1997.

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended March 31, 1997 and 1996 were $57,831 and $185,572, respectively. The decrease from 1996 to 1997 of $127,741 is due primarily to a decrease in the Retirement Fund's Available Capital on which the Fund Administation Fee is based, resulting primarily from redemptions of debt obligations held by the Retirement Fund (which is a component of Available Capital).

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administation Fee was changed to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund.

    Independent General Partners' Fees and Expenses incurred for the three months ended March 31, 1997 and 1996, were $35,000 and $48,603, respectively.

     The Retirement Fund incurred Professional Fees of $88,618 and $6,175 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the Retirement Fund incurred $8,566 of related party legal fees. (See Note 9 to the Financial Statements).

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

     For the three months ended March 31, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $14,949,252 as compared to $3,736,918 for the three months ended March 31, 1996. The change in unrealized depreciation was primarily the result of unrealized depreciation in Leather U.S., Inc. and Pergament Home Centers, Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc. and Bank United Corp., offset by unrealized appreciation in Bank United Corp.

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

Realized Gains and Losses on Investments

     During the three months ended March 31, 1997, the Retirement Fund recorded net realized gains of $12,656,880 on transactions involving three Enhanced Yield Investments. For the three months ended March 31, 1996, the Retirement Fund recorded net realized gains on investments of $1,077,600 on transactions involving two Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the March 31, 1997, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1997.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1997.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner

Dated: May 13, 1997    /s/  James R. Wilson
                            -----------------------------
                            James R. Wilson
                            Title:  President



Dated: May 13, 1997    /s/ Andy Pitsillos
                           ------------------------------
                           Andy Pitsillos
                           Title:  Vice President and Chief
                                   Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1997.



                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner




Dated: May 13, 1997
                             James R. Wilson
                             Title:  President



Dated: May 13, 1997
                             Andy Pitsillos
                             Title:  Vice President and Chief
                             Accounting Officer