Form 10-Q
period 1997-06-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1997-08-12
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: June 30, 1997

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1997 and December 31, 1996         5

Statements of Operations - For the Three and Six Months
  Ended June 30, 1997 and 1996                              6

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1997 and 1996                       7

Statements of Cash Flows - For the Six Months Ended
  June 30, 1997 and 1996                                    8

Statement of Changes in Partners' Capital -
  For the Six Months Ended June 30, 1997                    9

Schedule of Portfolio Investments - June 30, 1997          10

Supplemental Schedule of Realized Gains and Losses
  For the Six Months Ended June 30, 1997                   13

Notes to Financial Statements                              14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            22


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                          26

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                                   June 30, 1997      December 31,
                                                                         Notes       Unaudited            1996
                                                                       --------    -------------      ------------
ASSETS:
    Investments
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $19,496,027 at
               June 30, 1997 and $46,361,524
               at December 31, 1996)                                    2,10,12      $ 5,087,522       $47,988,305
            Non-Managed Companies
               (amortized cost of $11,541,905 at
               June 30, 1997 and $12,961,638
               at December 31, 1996)                                                  10,571,680        14,814,796
        Temporary Investments
               (at amortized cost)                                                    11,843,142        20,550,637

    Cash                                                                                     933            62,948
    Interest Receivable                                                   2,12            19,320           876,677
    Note Receivable                                                        3,4           862,051         1,178,728
    Receivable for Investments Sold                                                      397,630            77,712
    Prepaid Expenses                                                                           -             2,511

TOTAL ASSETS                                                                         $28,782,278       $85,552,314
                                                                                     ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                            9       $    70,905       $    52,641
        Independent General Partners' Fees Payable                           8            13,208            20,846
        Fund Administrative Expenses Payable                                 7           146,307            43,085
        Other Accrued Liabilities                                                          6,270             6,101
            Total Liabilities                                                            236,690           122,673

    Partners' Capital
        Managing General Partner                                           3,4           759,559         1,099,814
        Limited Partners (221,072 Units)                                     4        27,786,029        84,329,827
            Total Partners' Capital                                                   28,545,588        85,429,641

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $28,782,278       $85,552,314
                                                                                     ===========       ===========


               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended               For the Six Months Ended
                                                        June 30, 1997       June 30, 1996       June 30, 1997       June 30, 1996
                                                        -------------       -------------       -------------       -------------
INVESTMENT INCOME- Notes 2,12:
      Interest and Discount Income                       $    452,549        $  1,185,052        $  1,624,815        $  2,340,538
      Dividend Income                                           6,795           1,852,198              67,331           1,852,195
                    TOTAL INVESTMENT INCOME                   459,344           3,037,250           1,692,146           4,192,733

EXPENSES:
      Investment Advisory Fee- Note 6                         218,587             212,692             469,021             448,844
      Fund Administration Fees and Expenses- Note 7           171,307             231,706             229,138             417,278
      Independent General Partners'
       Fees and Expenses - Note 8                              35,041              45,517              70,041              94,120
      Professional Fees - Note 9                               15,900               1,128             104,518               7,303
      Insurance Fees                                            5,126                 --                5,126               4,410
      Valuation Expenses                                         --                 2,800               2,700               9,446
                    TOTAL EXPENSES                            445,961             493,843             880,544             981,401

NET INVESTMENT INCOME                                          13,383           2,543,407             811,602           3,211,332

NET CHANGE IN UNREALIZED (DEPRECIATION)
      APPRECIATION ON INVESTMENTS- Note 12                 (3,848,053)         12,208,511         (18,797,305)          8,471,593

NET REALIZED GAINS (LOSSES)ON INVESTMENTS- Note 10          4,502,380         (11,973,709)         17,159,260         (10,896,109)

NET INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                          $    667,710        $  2,778,209        $   (826,443)       $    786,816
                                                         ============        ============        ============        ============


               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                   June 30, 1997       June 30, 1996
FROM OPERATIONS:

     Net Increase (Decrease) in Net Assets
       Resulting from Operations                                    $   (826,443)       $    786,816

     Cash Distributions to Partners                                  (55,740,933)        (12,246,558)

     Reduction in Managing General Partners'
       Contribution                                                     (316,677)            (39,275)

     Total Decrease                                                  (56,884,053)        (11,499,017)

NET ASSETS:

     Beginning of Period                                              85,429,641          88,842,112

     End of Period                                                  $ 28,545,588        $ 77,343,095
                                                                    ============        ============


               See the Accompanying Notes to Financial Statements


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Six Months Ended
                                                                                June 30, 1997       June 30, 1996
                                                                                -------------       -------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                               $  5,945,410        $  1,981,919
       Fund Administration Fees & Expenses                                            (125,916)           (374,155)
       Investment Advisory Fee                                                        (469,021)           (448,844)
       Independent General Partners' Fees and Expenses                                 (77,679)            (86,537)
       Valuation Expenses                                                               (2,530)             (7,586)
       Sale (Purchase) of Temporary Investments, Net                                 9,371,072           7,834,894
       Purchase of Enhanced Yield Investments                                             --                  --
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                              41,126,450           3,371,903
       Professional Fees                                                               (85,878)            (13,421)
       Insurance Fees                                                                   (2,990)               (375)
Net Cash Provided by Operating Activities                                           55,678,918          12,257,798
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                              (55,740,933)        (12,246,558)
Net Cash Used in Financing Activities                                              (55,740,933)        (12,246,558)
Net Increase (Decrease) in Cash                                                        (62,015)             11,240
Cash at the Beginning of the Period                                                     62,948              39,181
Cash at the End of the Period                                                     $        933        $     50,421
                                                                                  ============        ============


                    RECONCILIATION OF NET INCREASE IN NET ASSETS RESULTING FROM
                       OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Increase In Net Assets Resulting From Operations                              $   (826,443)        $    786,816

Adjustments to Reconcile Net Increase in Net Assets Resulting
       from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                             33,338,262          22,102,908
Decrease (Increase) in Accrued Interest                                              4,253,265          (2,210,817)
Decrease in Prepaid Expenses                                                             2,511               4,412
Increase in Other Accrued Liabilities                                                      169               1,859
Increase in Fund Administration Expenses Payable                                       103,222              43,123
Net Change in Unrealized (Appreciation)
   Depreciation on Investments                                                      18,797,305          (8,471,593)
(Decrease) Increase in Independent General
    Partners' Fees Payable                                                              (7,638)              7,583
Increase (Decrease) in Professional Fees Payable                                        18,265              (6,493)
Total Adjustments                                                                   56,505,361          11,470,982
Net Cash Provided by Operating Activities                                         $ 55,678,918        $ 12,257,798
                                                                                  ============        ============


               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                         Managing              Limited
                                                          Notes       General Partner         Partners              Total
                                                          -----       ---------------       ------------        ------------


FOR THE SIX MONTHS ENDED JUNE 30, 1997

Partners' Capital at January 1, 1997                                        $1,099,814      $ 84,329,827        $ 85,429,641
Cash Distributions to Partners                                                 (15,314)      (55,725,618)        (55,740,933)
Reduction in Managing General Partners' Contribution            3             (316,677)               --            (316,677)
Allocation of Net Investment Income                            11                8,116           803,486             811,602
Allocation of Net Unrealized Depreciation
  on Investments                                               12             (187,973)      (18,609,332)        (18,797,305)
Allocation of Net Realized Gains on Investments                                171,593        16,987,667          17,159,260
Partners' Capital at June 30, 1997                                          $  759,559      $ 27,786,029        $ 28,545,588
                                                                            ==========      ============        ============


               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                   JUNE 30, 1997
                                                                     (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95    $  2,722,290   $ 2,722,290  $  2,722,290
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290     2,722,290        9.90%
                                                                               ------------   -----------  ------------------------
                     RI HOLDINGS, INC.
   $  12,972,582     RI Holdings, Inc.,
                      Sr. Sub. Nts. 16% due 08/31/01*(a)(b)         04/25/94      5,823,918     5,823,918       240,232
      150,191 Shares RI Holdings, Inc., Common Stock**              09/01/89      1,501,910     1,501,910             0
   104,211.03 Shares RI Holdings, Inc., Common Stock**               various          1,044         1,044             0
     22,687.5 Shares RI Holdings, Inc., Common Stock**              04/25/94            227           227             0
    92,045.09 Shares RI Holdings, Inc., Common Stock**              05/09/95            920           920             0
   223,212.92 Shares RI Holdings, Inc., Common Stock**              05/01/96          2,232         2,232             0
                                                                                -----------  ------------    ----------
                                                                                  7,330,251     7,330,251       240,232        0.87
                                                                                -----------  ------------    ----------------------

                     LEATHER AND LEATHER PRODUCTS

                     LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
       621.90 Shares Leather U.S., Inc., Common Stock               04/09/96     7,308,000      7,308,000             0
                                                                               -----------   ------------    ----------
                                                                                 7,308,000      7,308,000             0        0.00
                                                                               -----------   ------------    ----------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000         7.73
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $19,485,541   $19,485,541   $ 5,087,522        18.50%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                              JUNE 30, 1997
                                           (CONTINUED)(UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     CONSUMER PRODUCTS MANUFACTURING

                     LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
    222,232 Shares   Lexmark International Group, Inc.,
                     Class B Common Stock (c)                       03/27/91   $ 1,481,522   $  1,481,522   $  6,750,297
                                                                               -----------   ------------   ------------
                                                                                 1,481,522      1,481,522      6,750,297      24.54%
                                                                               -----------   ------------   -----------------------

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC.
   $     4,730,800   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(b)           11/30/94       653,289        653,289      2,365,400
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      2,365,400       8.60
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC.
   $       113,386   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 12% due 07/01/03*                08/06/96       113,386        113,386       113,386
      8,125 Shares   MTI Holdings, Inc., Common Stock**             08/06/96       121,875        121,875       121,875
     2,264 Warrants  MTI Holdings, Inc., Common Stock
                      Purchase Warrants                             08/06/96             0              0             0
                                                                                ----------     ----------   -----------
                                                                                   235,261        235,261       235,261        0.86
                                                                                ----------     ----------   -----------------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTES 10,12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(b)     10/18/91    2,388,955      2,388,955     1,220,722
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 9,120,955      9,120,955     1,220,722        4.44
                                                                               -----------    -----------   -----------------------

                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $11,491,027    $11,491,027   $10,571,680       38.44%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $30,976,568    $30,976,568   $15,659,202       56.94%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 JUNE 30, 1997
                                             (CONCLUDED) (UNAUDITED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------

                     TEMPORARY INVESTMENTS

                     TIME DEPOSIT

   $      170,000    State Street Bank & Trust 3.0% due 7/1/97       06/30/97  $    170,000   $      170,000   $    170,000
                                                                               -------------  --------------   ------------
                                                                               $    170,000   $      170,000   $    170,000    0.62%
                                                                               -------------  --------------   ---------------------


                     COMMERCIAL PAPER

   $    1,200,000    Pepsico Inx., 5.50% due 07/01/97                 6/03/97  $  1,194,867   $    1,200,000   $  1,200,000
   $    3,000,000    A.I.G. funding, 5.50% due 07/03/97               6/03/97     2,986,250        2,999,083      2,999,083
   $      700,000    Three River Funding, 5.57% due 07/16/97          6/19/97       697,076          698,375        698,375
   $    1,900,000    ASCC Comercial Paper, 5.55% due 08/19/97         6/20/97     1,882,425        1,885,647      1,885,647
   $      200,000    Ford Motor Credit Co., 5.56% due 07/07/97        6/24/97       199,598          199,815        199,815
   $    3,500,000    Barton Capital Corp., 5.65% due 07/14/97         6/27/97     3,490,662        3,492,859      3,492,859
   $    1,200,000    Fleet Funding Inc., 5.65% due 07/15/97           6/27/97     1,196,610        1,197,363      1,197,363
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $ 11,647,488   $   11,673,142   $ 11,673,142   42.44%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $ 11,817,488   $   11,843,142   $ 11,843,142   43.06%
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 42,794,056   $   42,819,710   $ 27,502,344  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Senior and Subordinated Notes                             $ 11,104,548   $   11,104,548   $  6,064,740   22.05%
                     Common Stock and Warrants                                   19,872,020       19,872,020      9,594,462   34.88
                     Temporary Investments                                       11,817,502       11,843,142     11,843,142   43.06
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 42,794,056   $   42,819,710   $ 27,502,344  100.00%
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

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE SIX MONTHS ENDED June 30, 1997
                                   (UNAUDITED)

                                                            PAR VALUE
                                            DATE OF         OR NUMBER       AMORTIZED        NET            REALIZED
SECURITY                                  TRANSACTION       OF SHARES         COST        PROCEEDS         GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                             1/15/97        $      --      $      --      $       542 (A)  $       542

Lexmark International Group, Inc.
   Common Stock                             various             22,641        150,941        582,684          431,743

Bank United Corp.
   Common Stock                             various            383,872      2,575,631     10,740,739        8,165,108

Lexmark International Inc.
   14.25% Sr. Sub. Note                     3/24/97        $24,103,269     24,103,269     28,162,756        4,059,487

Total Net Realized Gains for the
  Three Months Ended March 31, 1997                                       $26,829,841    $39,486,721      $12,656,880
                                                                          ===========    ===========      ===========

Polaris Pool Systems, Inc.
   Common Stock                             5/15/97        $      --      $      --      $       796 (A)  $       796

Lexmark International Group, Inc.
   Common Stock                             various            171,037      1,140,252      4,443,681        3,303,428

Bank United Corp.
   Common Stock                             various             48,531        325,624      1,523,779        1,198,156


Total Net Realized Gains for the
 Three Months Ended June 30, 1997                                         $ 1,465,876    $ 5,968,257      $ 4,502,380
                                                                          ===========    ===========      ===========

Total Net Realized Gains for the
  Six Months Ended June 30, 1997                                          $28,295,716    $45,454,978      $17,159,260
                                                                          ===========    ===========      ===========

(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.

                     See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                   (UNAUDITED)

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

Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $8,908,905 and $40,903,485 as of June 30, 1997 and December 31, 1996,
respectively, representing 31.0% and 47.8% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the six months ended June 30, 1997, resulted in a $316,677 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

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

     As stated in the Partnership Agreement, the Retirement Fund's allocable share of the Minimum Amount is $874,350 or $218,588 per quarter. Investment Advisory Fees for the six months ended June 30, 1997, reflect an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the six months ended June 30, 1997 and 1996 were $469,021 and $448,844, respectively.

7.  Fund Administration Fee and Expenses

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, was entitled to receive from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1.0% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance.

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administation Fee was changed to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     The Retirement Fund Administration Fees paid by the Retirement Fund for the six months ended June 30, 1997 and 1996 were $50,000 and $329,748, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the six months ended June 30, 1997 and 1996, the Retirement Fund incurred administrative expenses of $179,138 and $87,530, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the six months ended June 30, 1997 and 1996, the Retirement Fund incurred $70,041 and $94,120, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the six months ended June 30, 1997 and 1996, the Retirement Fund paid expenses of $8,566 and $8,044, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2 and April 2, 1997, the Retirement Fund received $51,224 and $50,878, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     On January 15 and May 15, 1997, the Retirement Fund received additional proceeds of $542 and $796, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 24, 1997, the Retirement Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $24,103,269 together with a prepayment penalty of $4,059,487 and $791,892 of accrued interest. The transaction resulted in a gain of $4,059,487 to the Retirement Fund.

     On April 8, 1997, the Retirement Fund received a dividend of $6,794 from Bank United Corp.

     For the three months ended June 30, 1997, the Retirement Fund sold 48,531 shares of Bank United Corp. Class A Common Stock for $1,523,779 and recognized a gain of $1,198,156.

     During the six months ended June 30, 1997, the Retirement Fund sold 432,403 shares of Bank United Corp. Class A Common Stock for $12,264,518 and recognized a gain of $9,363,264.

     For the three months ended June 30, 1997, the Retirement Fund sold 171,037 shares of Lexmark International Group, Inc. Class B Common Stock for $4,443,681 resulting in a gain $3,303,428.

     During the six months ended June 30, 1997, the Retirement Fund sold 193,678 shares of Lexmark International Group, Inc. Class B Common Stock for 5,026,365 resulting in a gain of $3,735,171.

     All of the proceeds received during the second quarter of 1997 are expected to be distributed to Limited Partners on record as of June 30, 1997, on August 14, 1997.

     As of June 30, 1997, the Retirement Fund had investments in 4 Managed Companies (a Managed company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund investor group make significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $30,976,568 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $11,104,548 in senior notes and subordinated notes and $19,872,020 in common stock and purchase warrants.

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

    For the six months ended June 30, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $18,797,305 compared to unrealized appreciation of $8,471,593 for the six months ended June 30, 1996. Such depreciation was the result of adjustments in value made with respect to the following investments during the six months ended June 30, 1997:

     The amount includes the reversal of $6,545,973, and $1,106,041 of unrealized appreciation of Bank United Corp. Class A Common Stock due to the sale of 383,872 shares in February 1997 and the remaining 48,531 shares in May 1997. Due to an increase in the quoted market price of Bank United Corp. Class A Common Stock and the equity being valued at 100% of the closing market price as compared to 90% at December 31, 1996, the Retirement Fund recorded unrealized appreciation of $143,167 at March 31, 1997.

     Due to the sale of 22,641 shares of Lexmark International Group, Inc. Class B Common Stock in January 1997 and 171,037 shares in May 1997 and June 1997 the the Retirement Fund reversed $1,801,801 and $1,646,224 of unrealized appreciation.

     During the first quarter Leather U.S., Inc. common stock was written down from 100% to 15% of the cost. In the second quarter ended June 30, 1997 Leather U.S., Inc. common stock was written down from 15% to 0% of the cost. The writedowns resulted in unrealized depreciation of $7,308,000 to the Retirement Fund.

     On March 31, 1997, Pergament Home Center, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $532,433 to the Retirement Fund.

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

14. Subsequent Events

     On August 7, 1997, the Independent General Partners approved an aggregate cash distribution of $6,261,580 for the three months ended June 30, 1997 which was paid on August 14, 1997 to the Limited Partners. The amount distributed to Limited Partners on record as of June 30, 1997 was $6,258,548 or $28.31 per Unit (of which $1,501,079 is capital returned from investments in the second quarter of 1997). On a per Unit basis, this distribution to Limited Partners includes $20.16 of realized gains, $1.36 of income from operations and $6.79 of return of capital. The Managing General Partner's one percent allocation of $63,218 was reduced by its one percent allocation of realized gains and capital returned from investments during the second quarter of 1997, of $60,186 (which is being held as a Deferred Distribution Amount pursuant to the Partnership Agreement), resulting in a net distribution to the Managing General Partners of $3,032.

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

    Investments

     As of June 30, 1997, the Retirement Fund had a total of 8 Enhanced Yield Investments at a net cost of $30,976,568 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

    During the six months ended June 30, 1997, the Retirement Fund received proceeds from the following investments:

     On January 2 and April 2, 1997, the Retirement Fund received $51,224 and $50,878, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     On January 15 and May 15, 1997, the Retirement Fund received additional proceeds of $542, and $796, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 24, 1997, the Retirement Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $124,103,269 together with a prepayment penalty of $4,059,487 and $791,892 of accrued interest. The transaction resulted in a gain of $4,059,487 to the Retirement Fund.

     On April 8, 1997, the Retirement Fund received a dividend of $6,794 from Bank United Corp.

     During the six months ended June 30, 1997, the Retirement Fund sold 432,403 shares of Bank United Corp. Class A Common Stock for $12,264,518 and recognized a gain of $9,363,264.

     During the six months ended June 30, 1997, the Retirement Fund sold 193,678 shares of Lexmark International Group, Inc. Class B Common Stock for $5,026,365 resulting in a gain of $3,735,171.

     All proceeds received have been distributed on May 14, 1997 or are expected to be distributed on August 14, 1997.

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

    Results of Operations

     For the three and six months ended June 30, 1997, net investment income decreased by $2,530,024 and $2,399,730, respectively, as compared to the same periods in 1996. Net investment income is comprised of investment income (primarily interest and discount income) offset by expenses. The increase in the 1996 net investment income versus the comparative periods in 1996, reflects the increase in dividend income (excluding temporary investments) partially offset by the decrease in Investment Advisory Fees and Fund Administration Fees and Expenses.

     For the three and six months ended June 30, 1997, the Retirement Fund had investment income of $459,344 and $1,692,146, respectively, as compared to $3,037,250 and $4,192,733, respectively, for the same periods in 1996. The decrease in 1997 investment income of 60% was primarily due to a decrease in interest and in dividend income.

     The Retirement Fund incurred expenses of $445,961 and $880,544 for the three and six months ended June 30, 1997, as compared to $493,843 and $981,401, respectively, for the same periods in 1996. The decrease in the 1997 expenses of $100,857 was primarily due to a decrease in Fund Administration Fees and Expenses paid and the Independent General Partners Fees and expenses incurred by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Professional Fees.

     The Retirement Fund experienced an decrease in net assets resulting from operations for the six months ended June 30, 1997 in the amount of $826,443, as compared to an increase of $786,816 for the comparative period in 1996. The decrease in net assets for the six months ended June 30, 1997 is comprised of net investment income of $811,602, net realized gain of $17,159,260 offset by a net change in unrealized depreciation of $18,797,305. For the comparable period in 1996, the increase in net assets was comprised of net investment income of $3,211,332, net realized loss of $10,896,109 offset by a net change in unrealized appreciation of $8,471,593 (see Statements of Operations in the Financial Statements).

     For the three months ended June 30, 1997 and 1996, the Retirement Fund incurred Investment Advisory Fees of $218,587 and $212,692, respectively. For the six months ended June 30, 1997 and 1996, the Retirement Fund incurred Investment Advisory Fees of $469,021 and $448,844, respectively, (as described in Note 6 to the Financial Statements).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended June 30, 1997 and 1996 were $171,307 and $231,706, respectively and for the six months ended June 30, 1997 and 1996 were $229,138 and $417,278, respectively. The decrease from 1996 to 1997 of $188,140 is primarily the result of the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     Independent General Partners' Fees and Expenses incurred for the three and six months ended June 30, 1997 and 1996, were $35,041 and $45,517, respectively, and $70,041 and $94,120, respectively.

     The Retirement Fund incurred Professional Fees of $15,900 and $104,518 for the three and six months ended June 30, 1997, respectively. Professional Fees incurred for the same periods in 1996 were $1,128 and $7,303, respectively. (See
Note 9 to the Financial Statements).

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

     For the six months ended June 30, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $17,159,260 as compared to $8,471,593 of unrealized appreciation for the six months ended June 30, 1996. The change in unrealized depreciation was primarily the result of unrealized depreciation in Leather U.S., Inc and Pergament Home Centers, Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc. and Bank United Corp., offset by unrealized appreciation in Bank United Corp.

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

Realized Gains and Losses on Investments

     For the three and six months ended June 30, 1997, the Retirement Fund recorded net realized gains of $4,502,380 and $17,159,260, respectively on transactions involving three Enhanced Yield Investments. During the six months ended June 30, 1996, the Retirement Fund recorded net realized net realized loss of $10,896,109 on transactions involving three Enhanced Yield Investments. (see
Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the June 30, 1997, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1997.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 1997.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner

Dated: August 12, 1997       /s/  James R. Wilson
                             -----------------------------
                             James R. Wilson
                             Title:  President



Dated: August 12, 1997      /s/ Andy Pitsillos
                            ------------------------------
                            Andy Pitsillos
                            Title:  Vice President and Chief
                                    Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 1997.



                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner




Dated: August 12, 1997
                             James R. Wilson
                             Title:  President



Dated: August 12, 1997
                             Andy Pitsillos
                             Title:  Vice President and Chief
                             Accounting Officer