Form 10-Q
period 1997-09-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1997-11-14
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: September 30, 1997

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1997 and December 31, 1996         5

Statements of Operations - For the Three and Nine Months
  Ended September 30, 1997 and 1996                              6

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1997 and 1996                       7

Statements of Cash Flows - For the Nine Months Ended
 September 30, 1997 and 1996                                     8

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1997                   9

Schedule of Portfolio Investments - September 30, 1997          10

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1997                  13

Notes to Financial Statements                                   14


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 21


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                               25

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


                                                                                  September 30, 1997
ASSETS:                                                            Notes                  Unaudited          December 31, 1996
                                                                 --------           ------------------       -----------------
    Investments                                                   2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $12,155,290 at
               September 30, 1997 and $46,361,524
               at December 31, 1996)                                                 $     4,847,290          $     47,988,305
            Non-Managed Companies
               (amortized cost of $10,729,275 at
               September 30, 1997 and $12,961,638
               at December 31, 1996)                                                       6,114,440                14,814,796
        Temporary Investments
               (at amortized cost)                                                         8,872,305                20,550,637

    Cash                                                                                      79,717                    62,948
    Interest Receivable                                            2,12                       95,608                   876,677
    Note Receivable                                                 3,4                      846,890                 1,178,728
    Receivable  for Investment Sold                                                          498,474                    77,712
    Prepaid Expenses                                                                               -                     2,511
                                                                                     ---------------          ----------------
TOTAL ASSETS                                                                         $    21,354,724          $     85,552,314
                                                                                     ===============          ================


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                    9               $        60,905          $         52,641
        Independent General Partners' Fees Payable                   8                         9,117                    20,846
        Fund Administrative Expenses Payable                         7                        54,729                    43,085
        Other Accrued Liabilities                                                              3,249                     6,101
                                                                                     ---------------          ----------------
            Total Liabilities                                                                128,000                   122,673

    Partners' Capital
        Managing General Partner                                    3,4                      730,946                 1,099,814
        Limited Partners (221,072 Units)                             4                    20,495,778                84,329,827
                                                                                     ---------------          ----------------
            Total Partners' Capital                                                       21,226,724                85,429,641

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    21,354,724          $     85,552,314
                                                                                     ===============          ================



               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months Ended                For the Nine Months Ended
                                                           -------------------------------------------------------------------------
                                                           September 30,      September 30,       September 30,        September 30,
                                                               1997               1996                 1997               1996
                                                           ------------       ------------        -------------       -------------
INVESTMENT INCOME- Notes 2,12:
      Interest                                             $   231,192       $   1,171,274        $   1,856,007       $   3,500,251
      Discount                                                      --               4,950                   --              16,511
      Dividend                                                      --                  --               67,331           1,852,195
                                                           -----------       -------------        -------------       -------------
                    TOTAL INVESTMENT INCOME                    231,192           1,176,224            1,923,338           5,368,957

EXPENSES:
      Investment Advisory Fee- Note 6                          218,587             211,996              687,608             660,839
      Fund Administration Fees and Expenses - Note 7           101,196             175,810              330,334             593,088
      Independent General Partners'
       Fees and Expenses - Note 8                               36,844              47,262              106,885             141,382
      Professional Fees - Note 9                                 6,212             101,931              110,730             109,233
      Insurance Fees                                                --                  --                5,126               4,410
      Valuation Expenses                                         1,700                  --                4,400               9,446
                                                           -----------       -------------        -------------       -------------
                    TOTAL EXPENSES                             364,539             536,999            1,245,083           1,518,398
                                                           -----------       -------------        -------------       -------------

NET INVESTMENT INCOME                                         (133,347)            639,225              678,255           3,850,559

NET CHANGE IN UNREALIZED DEPRECIATION
      ON INVESTMENTS- Note 12                                3,394,533          15,051,391          (15,402,772)         23,522,984

NET REALIZED GAINS (LOSSES) ON INVESTMENTS - Note 10        (4,303,311)         (6,605,542)          12,855,950         (17,501,651)
                                                           -----------       -------------        -------------       -------------

NET INCREASE (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                            $(1,042,125)      $   9,085,074        $  (1,868,567)      $   9,871,892
                                                           ===========       =============        =============       =============




               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                       For the Nine Months Ended
                                                                                ----------------------------------------------
                                                                                September 30, 1997          September 30, 1996
                                                                                ------------------          ------------------
    FROM OPERATIONS:

         Net Increase (Decrease) in Net Assets
           Resulting from Operations                                            $      (1,868,567)          $       9,871,892

         Cash Distributions to Partners                                               (62,002,512)                (15,020,637)

         Reduction in Managing General Partners'
           Contribution                                                                  (331,838)                    (40,458)
                                                                                -----------------           -----------------

         Total Decrease                                                               (64,202,917)                 (5,189,203)

     NET ASSETS:

         Beginning of Period                                                           85,429,641                  88,842,112

         End of Period                                                          $      21,226,724           $      83,652,909
                                                                                =================           =================




               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           For the Nine Months Ended
                                                                                   ----------------------------------------------
INCREASE (DECREASE) IN CASH                                                       September 30, 1997           September 30, 1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
         Interest and Discount Income                                              $       1,894,684            $       2,905,311
         Fund Administration Fees & Expenses                                                (318,690)                    (605,681)
         Investment Advisory Fee                                                            (687,608)                    (660,839)
         Independent General Partners' Fees and Expenses                                    (118,614)                    (131,146)
         Valuation Expenses                                                                   (7,251)                      (7,586)
         Sale (Purchase) of Temporary Investments, Net                                    12,488,055                    8,250,397
         Proceeds from Sales and Principal Payments of
              Enhanced Yield Investments                                                  48,873,786                    5,419,496
         Professional Fees                                                                  (102,090)                    (103,199)
         Insurance Fees                                                                       (2,991)                        (375)
                                                                                   -----------------            -----------------
   Net Cash Provided by Operating Activities                                              62,019,281                   15,066,378
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash Distributions to Partners                                                  (62,002,512)                 (15,020,637)
   Net Cash Used in Financing Activities                                                 (62,002,512)                 (15,020,637)
                                                                                   -----------------            -----------------
   Net Increase in Cash                                                                       16,769                       45,741
                                                                                   -----------------            -----------------
   Cash at the Beginning of the Period                                                        62,948                       39,181
   Cash at the End of the Period                                                   $          79,717            $          84,922
                                                                                   =================            =================


     RECONCILIATION OF NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM
             OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

   Net (Decrease) Increase In Net Assets
        Resulting From Operations                                                  $      (1,868,567)           $       9,871,892

   Adjustments to Reconcile Net (Decrease) Increase in Net Assets
         Resulting from Operations to Net Cash Provided by Operating
         Activities:
   Decrease in Investments                                                                48,505,893                   31,171,546
   Decrease (Increase) in Accrued Interest and Investment
      Income                                                                                 (28,655)                  (2,463,649)
   Decrease in Prepaid Expenses                                                                2,511                        4,412
   (Decrease) Increase in Other Accrued Liabilities                                           (2,852)                       1,859
   Increase (Decrease) in Fund Administration Expenses Payable                                11,644                      (12,593)
   Net Change in Unrealized (Appreciation)
      Depreciation on Investments                                                         15,402,772                  (23,522,984)
   (Decrease) Increase in Independent General
       Partners' Fees Payable                                                                (11,729)                      10,236
   Increase in Professional Fees Payable                                                       8,264                        5,659
                                                                                   -----------------            -----------------
   Total Adjustments                                                                      63,887,848                    5,194,486
                                                                                   -----------------            -----------------
   Net Cash Provided by Operating Activities                                       $      62,019,281            $      15,066,378
                                                                                   =================            =================




               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                 Managing             Limited
                                                                Notes        General Partner         Partners           Total
                                                               -------       ---------------      ------------      --------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Partners' Capital at January 1, 1997                                             $ 1,099,814      $ 84,329,827      $   85,429,641
Cash Distributions to Partners                                                       (18,345)      (61,984,167)        (62,002,512)
Reduction in Managing General Partners' Contribution               3                (331,838)                -            (331,838)
Allocation of Net Investment Income                               11                   6,783           671,472             678,255
Allocation of Net Unrealized Depreciation
  on Investments                                                  12                (154,028)      (15,248,744)        (15,402,772)
Allocation of Net Realized Gains on Investments                                      128,560        12,727,390          12,855,950
                                                                                 -----------      ------------      --------------
Partners' Capital at September 30, 1997                                          $   730,946      $ 20,495,778      $   21,226,724
                                                                                 ===========      ============      ==============




               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                   SEPTEMBER 30, 1997
                                                                     (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES

                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95    $  2,722,290   $ 2,722,290  $  2,722,290
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290     2,722,290       13.73%
                                                                               ------------   -----------  ------------------------

                     LEATHER AND LEATHER PRODUCTS

                     LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
       621.90 Shares Leather U.S., Inc., Common Stock               04/09/96     7,308,000      7,308,000             0
                                                                               -----------   ------------    ----------
                                                                                 7,308,000      7,308,000             0        0.00
                                                                               -----------   ------------    ----------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000        10.71
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $12,155,290   $12,155,290   $ 4,847,290        24.44%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                              SEPTEMBER 30, 1997
                                           (CONTINUED)(UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------


                     NON-MANAGED  COMPANIES

                     CONSUMER PRODUCTS MANUFACTURING

                     LEXMARK INTERNATIONAL GROUP, INC. - NOTES 10,12
    115,883 Shares   Lexmark International Group, Inc.,
                     Class B Common Stock (c)                       03/27/91   $   772,525   $    772,525   $  3,824,139
                                                                               -----------   ------------   ------------
                                                                                   772,525        772,525      3,824,139      19.28%
                                                                               -----------   ------------   -----------------------

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTE 12
   $     4,730,800   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(b)           11/30/94       653,289        653,289      1,419,240
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      1,419,240       7.16
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC.
   $       113,386   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 12% due 07/01/03*                08/06/96       113,386        113,386       113,386
      8,125 Shares   MTI Holdings, Inc., Common Stock**             08/06/96       121,875        121,875       121,875
     2,264 Warrants  MTI Holdings, Inc., Common Stock
                      Purchase Warrants                             08/06/96             0              0             0
                                                                                ----------     ----------   -----------
                                                                                   235,261        235,261       235,261        1.19
                                                                                ----------     ----------   -----------------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTES 10,12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(b)     10/18/91    2,336,200      2,336,200       635,800
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
   109.2571 Shares   Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 9,068,200      9,068,200       635,800        3.21
                                                                               -----------    -----------   -----------------------

                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $10,729,275    $10,729,275   $ 6,114,440       30.84%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $22,884,565    $22,884,565   $10,961,730       55.28%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 SEPTEMBER 30, 1997
                                             (CONCLUDED) (UNAUDITED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------

                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $    3,500,000    UNIFUNDING, 5.51% due 10/10/97                   7/15/97  $  3,453,395   $    3,495,178   $  3,495,178
   $    2,500,000    AAFC, 5.53% due 11/19/97                         7/15/97     2,451,228        2,481,183      2,481,183
   $    1,300,000    ALAMO FUNDING, 5.54% due 11/15/97                9/05/97     1,291,998        1,297,199      1,297,199
   $    1,600,000    WINDMILL FUNDING CORP, 5.65% due 10/06/97        9/30/97     1,598,493        1,598,745      1,598,745
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  8,795,114   $    8,872,305   $  8,872,305   44.73%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  8,795,114   $    8,872,305   $  8,872,305   44.73%
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 31,679,679   $   31,756,870   $ 19,834,035  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $  5,227,875   $    5,227,875   $  4,293,426   21.65%
                     Common Stock and Warrants                                   17,656,690       17,656,690      6,668,304   33.62
                     Temporary Investments                                        8,795,114        8,872,305      8,872,305   44.73
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 31,679,679   $   31,756,870   $ 19,834,035  100.00%
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

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                            PAR VALUE
                                            DATE OF         OR NUMBER       AMORTIZED        NET            REALIZED
SECURITY                                  TRANSACTION       OF SHARES         COST        PROCEEDS         GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                             1/15/97               --      $      --      $       542 (A)  $       542

Lexmark International Group, Inc.
   Common Stock                             various             22,641        150,941        582,684          431,743

Bank United Corp.
   Common Stock                             various            383,872      2,575,631     10,740,739        8,165,108

Lexmark International Inc.
   14.25% Sr. Sub. Note                     3/24/97        $24,103,269     24,103,269     28,162,757        4,059,488

Total Net Realized Gains for the
  Three Months Ended March 31, 1997                                       $26,829,841    $39,486,722      $12,656,881
                                                                          ===========    ===========      ===========

Polaris Pool Systems, Inc.
   Common Stock                             5/15/97               --      $      --      $       796 (A)  $       796

Lexmark International Group, Inc.
   Common Stock                             various            171,037      1,140,252      4,443,681        3,303,429

Bank United Corp.
   Common Stock                             various             48,531        325,624      1,523,779        1,198,155


Total Net Realized Gains for the
 Three Months Ended June 30, 1997                                         $ 1,465,876    $ 5,968,256      $ 4,502,380
                                                                          ===========    ===========      ===========

RI Holdings, Inc.
   16% Sr. Sub. Note                        7/02/97        $12,972,582    $ 5,823,918    $   202,165      $(5,621,753)

RI Holdings, Inc.
   Common Stock                             7/02/97            592,348      1,506,333              -       (1,506,333)


Haddon Craftsman
   Common Stock                             9/19/97               --             --            4,546 (A)        4,546

Lexmark International Group, Inc.
   Common Stock                             various            106,349        708,997      3,529,226        2,820,229


Total Net Realized Losses for the
   Three Months Ended September 30, 1997                                  $ 8,039,248    $ 3,735,937      $(4,303,311)
                                                                          ===========    ===========      ===========

Total Net Realized Gain for the
   Nine Months Ended September 30, 1997                                   $36,334,965    $49,190,915      $12,855,950
                                                                          ===========    ===========      ===========




                                              See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $7,137,591 and $40,903,485 as of September 30, 1997 and December 31, 1996,
respectively, representing 33.4% and 47.8% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

     For privately issued securities in which the Retirement Fund typically invested, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could result in a writedown in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A writeup in value of an investment could take place when a significant favorable development occurs, such as a transaction representing the partial sale of an investment that would result in a capital gain, or company performance exceeding expected levels on a sustained basis. Although the General Partners use their best judgment in determining the fair values of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Retirement Fund invests. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as such Limited Partners receive distributions representing additional returns of capital. Such distributions received for the nine months ended September 30, 1997, resulted in a $331,838 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

4.  Capital Contributions

    On October 13, 1988, the Retirement Fund closed the initial public offering of its units of Limited Partner interests ("Units"). Equitable Capital, the Retirement Fund's Managing General Partner at that time, accepted subscriptions for 221,072 Units and admitted 26,304 Limited Partners.

    The Limited Partners' total capital contributions were $220,848,730, after giving effect to volume discounts allowed of $223,270. Equitable Capital's aggregate capital contribution was in the form of a promissory note in the principal amount of $2,052,050. On July 22, 1993, Equitable Capital's note was canceled and Alliance Corporate, as successor Managing General Partner, made a capital contribution in the form of a promissory note, on such date, as described in Note 3. Sales, marketing and offering expenses and selling commissions have been charged against proceeds resulting in net capital contributed by Limited Partners of $203,146,793.

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

     As stated in the Partnership Agreement, the Retirement Fund's allocable share of the Minimum Amount is $874,350 or $218,588 per quarter. Investment Advisory Fee for the nine months ended September 30, 1997, reflect and adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the nine months ended September 30, 1997 and 1996 were $687,608 and $660,839, respectively.

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

     In accordance with the Partnership Agreement, beginning October 13, 1996, the Fund Administration Fee is an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administrator on behalf of the Fund.

     The Retirement Fund Administration Fees paid by the Retirement Fund for the nine months ended September 30, 1997 and 1996 were $75,000 and $489,705, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all direct-out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the nine months ended September 30, 1997 and 1996, the Retirement Fund incurred Administrative expenses of $255,334 and $103,383, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the nine months ended September 30, 1997 and 1996, the Retirement Fund incurred $106,885 and $141,382, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the nine months ended September 30, 1997 and 1996, the Retirement Fund paid expenses of $9,108 and $99,751, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in
Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

10. Investment Transactions

     The Retirement Fund invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Retirement Fund has invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and are generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield
Investments  than  with  investment  grade  securities  because  Enhanced  Yield
Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

     Although the Retirement Fund cannot eliminate its risks associated with participation in Enhanced Yield Investments, it has established risk management policies. The Retirement Fund subjects each prospective investment to rigorous analysis, and made only those investments that were recommended by the Managing General Partner and that met the Retirement Fund's investment guidelines or that were otherwise approved by the Independent General Partners. The Retirement Fund investments are measured against specified Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limited the amount of its investment in a particular issuer. The Retirement Fund also continually monitors portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

     On January 2, April 2 and July 1, 1997, the Retirement Fund received $51,224, $50,878 and $52,755, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     On January 15 and May 15, 1997, the Retirement Fund received additional proceeds of $542 and $796, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 24, 1997, the Retirement Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $24,103,269 together with a prepayment penalty of $4,059,488 and $791,892 of accrued interest. The transaction resulted in a gain of $4,059,488 to the Retirement Fund.

     On April 8, 1997, the Retirement Fund received a dividend of $6,794 from Bank United Corp.

     During the nine months ended September 30, 1997, the Retirement Fund sold 432,403 shares of Bank United Corp. Class A Common Stock for $12,264,518 and realized a gain of $9,363,263.

     On July 2, 1997, the Retirement Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $202,165 and realized a loss of $5,261,753 on the sale. The write-off of the common stocks resulted in a realized loss of $1,506,333.

     On September 19, 1997, the Retirement Fund received additional proceeds of $4,546 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the nine months ended September 30, 1997, the Retirement Fund sold 300,027 shares of Lexmark International Group, Inc. Class B Common Stock for $8,555,591 resulting in a gain of $6,555,401.

     All of the proceeds received during the third quarter of 1997 are expected to be distributed to Limited Partners on record as of September 30, 1997, on November 14, 1997.

     As of September 30, 1997, the Retirement Fund had remaining investments in 3 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group make significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $22,884,565 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $5,227,875 in senior notes and subordinated notes and $17,656,690 in common stock and purchase warrants.

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

     For the nine months ended September 30, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $15,402,772 as compared to $23,522,984 of unrealized appreciation for the nine months ended September 30, 1996. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1997:

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

     Due to the sale of 22,641 shares of Lexmark International Group, Inc. Class B Common Stock in January 1997, 171,037 shares in May and June 1997 and 106,349 shares in July through September 1997 the the Retirement Fund reversed $1,801,801, $1,646,224 and $2,217,161 of unrealized appreciation, respectively.

     During the first quarter Leather U.S., Inc. common stock was written down from 100% to 15% of the par. In the second quarter ended June 30, 1997 Leather U.S., Inc. common stock was written down from 15% to 0% of the par. The writedowns resulted in unrealized depreciation of $7,308,000 to the Retirement Fund.

     On March 31, 1997, Pergament Home Center, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $532,433 to the Retirement Fund. In the third quarter ended September 30, 1997, Pergament Home Centers, Inc., Floating Rate Demand Note was written down from 50% of par to 25% of par. This writedown resulted in unrealized depreciation of $532,167.

     Due to the sale of the 16% Senior Subordinated Notes and the write-off of the common stocks of RI Holdings, Inc., in July the Retirement Fund reversed depreciation of $5,583,688 and $1,506,333, respectively.

     During the three months ended September 30, 1997, Western Pioneer, Inc., 10% Senior Subordinated Notes were written down from 50% of par to 30% of par. This writedown resulted in unrealized depreciation of $946,160.

The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note            July 1, 1996
    MTI Holdings, Inc. 12%
      Senior Secured Note                  October 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994

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

14. Subsequent Events

     On November 6, 1997, the Independent General Partners approved an aggregate cash distribution of $3,853,285, for the three months ended September 30, 1997 which will be paid on November 14, 1997 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of September 30, 1997 includes $1,421,493 of return of capital. On a per Unit basis, the distribution of $17.43 includes $11.00 of net realized gains and $6.43 of return of capital. The Managing General Partner's one percent allocation of $38,922 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

     In November 1997, pursuant to a Secondary Offering of shares of Lexmark International Group, Inc common stock the Retirement Fund sold 40,986 shares of common stock at a net price of $29.90 per share. The Fund received $1,225,481 of net proceeds and realized a gain of $952,240. The Fund continues to hold 74,897 shares of Lexmark common stock.

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

    Investments

     As of September 30, 1997, the Retirement Fund had a total of 7 Enhanced Yield Investments at a net cost of $22,844,565 (inclusive of the receipt of securities having a capitalized cost of $422,439 received as payment-in-kind interest on certain Enhanced Yield Investments).

    Proceeds from Investments

     During the nine months ended September 30, 1997, the Retirement Fund received proceeds from the following investments:

     On January 2, April 2, and July 1, 1997, the Retirement Fund received $51,224 and $50,878 and $52,755, respectively, from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     On January 15 and May 15, 1997, the Retirement Fund received additional proceeds of $542, and $796, respectively, from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On March 24, 1997, the Retirement Fund received a prepayment of Lexmark International, Inc.'s 14.25% Senior Subordinated Notes outstanding, in the principal amount of $24,103,269 together with a prepayment penalty of $4,059,488 and $791,892 of accrued interest. The transaction resulted in a gain of $4,059,488 to the Retirement Fund.

     On April 8, 1997, the Retirement Fund received a dividend of $6,794 from Bank United Corp.

     On July 2, 1997, the Retirement Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $202,165 and realized a loss of $5,261,753 on the sale. The write-off the common stock resulted in a realized loss of $1,506,333

     On September 19, 1997, the Retirement Fund received additional proceeds of $4,546 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the nine months ended September 30, 1997, the Retirement Fund sold 432,403 shares of Bank United Corp. Class A Common Stock for $12,264,518 and realized a gain of $9,363,263.

     For the three months ended September 30, 1997, the Retirement Fund sold 106,349 shares of Lexmark International Group, Inc. Class B Common Stock for $3,529,226 resulting in a gain $2,820,229.

     During the nine months ended September 30, 1997, the Retirement Fund sold 300,027 shares of Lexmark International Group, Inc. Class B Common Stock for $8,555,591 resulting in a gain of $6,555,401.

     All proceeds received during the third quarter of 1997 are expected to be distributed to Limited Partners on record as of September 30, 1997 on November 14, 1997.

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

    Results of Operations

     For the three and nine months ended September 30, 1997, net investment income decreased by $772,572 and $3,172,304, respectively, as compared to the same periods in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1997 net investment income versus the comparative periods in 1996, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three and nine months ended September 30, 1997, the Retirement Fund had investment income of $231,192 and $1,923,338, respectively, as compared to $1,176,224 and $5,368,957, respectively, for the same periods in 1996. The decrease in 1997 investment income of 64% was primarily due to a decrease in interest and dividend income.

     The Retirement Fund incurred expenses of $364,539 and $1,245,083 for the three and nine months ended September 30, 1997, as compared to $536,999 and $1,518,398, respectively, for the same periods in 1996. The decrease in the 1997 expenses of $273,315 was primarily due to a decrease in Fund Administration Fees and Expenses and Independent General Parner's Fees and Expenses paid by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Expenses and Independent General Partners' Fees and Expenses.

     The Retirement Fund experienced an decrease in net assets resulting from operations for the nine months ended September 30, 1997 in the amount of $1,868,567, as compared to an increase of $9,871,892 for the comparative period in 1996. The decrease in net assets for the nine months ended September 30, 1997 is comprised of net investment income of $678,255, net realized gains of $12,855,950 offset by a net change in unrealized depreciation of $15,402,772. For the comparable period in 1996, the increase in net assets was comprised of net investment income of $3,850,559, net realized losses of $17,501,651 offset by a net change in unrealized appreciation of $23,522,984 (see Statements of Operations in the Financial Statements).

     For the three months ended September 30, 1997 and 1996, the Retirement Fund incurred Investment Advisory Fees of $218,587 and $211,996, respectively. For the nine months ended September 30, 1997 and 1996, the Retirement Fund incurred Investment Advisory Fees of $687,608 and $660,839, respectively, (as described in Note 6 to the Financial Statements).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1997 and 1996 were $101,196 and $175,810, respectively and for the nine months ended
September 30, 1997 and 1996 were $330,334 and $593,088, respectively. The decrease from 1997 to 1996 of $262,754 is primarily the result of the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1997 and 1996, were $36,844 and $106,885, respectively, and $47,262 and $141,382, respectively.

     The Retirement Fund incurred Professional Fees of $6,212 and $110,730 for the three and nine months ended September 30, 1997, respectively. Professional Fees incurred for the same periods in 1996 were $101,931 and $109,233, respectively. (See Note 9 to the Financial Statements).

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

     For the nine months ended September 30, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $15,402,772 as compared to $23,522,984 of unrealized appreciation for the nine months ended September 30, 1996. The change in unrealized depreciation was primarily the result of unrealized depreciation in Leather U.S., Inc., Pergament Home Centers, Inc. and Western Pioneer, Inc. the reversal of depreciation on RI Holdings, Inc. and the reversal of unrealized appreciation on Lexmark International Group, Inc. and Bank United Corp.

  The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note            July 1, 1996
    MTI Holdings, Inc. 12%
      Senior Secured Note                  October 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994

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

Realized Gains and Losses on Investments

     For the three months ended September 30, 1997, the Retirement Fund recorded net realized losses of $4,303,311. For the nine months ended September 30, 1997, the Retirement Fund recorded net realized gains of $12,855,950. on transactions involving five Enhanced Yield Investments. For the three and nine months ended September 30, 1996, the Retirement Fund recorded net realized losses on investments of $6,605,542 and $17,501,651, respectively, on transactions involving four Enhanced Yield Investments (see Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the September 30, 1997, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1997.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1997.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner

Dated: November 14, 1997    /s/  James R. Wilson
                            -----------------------------
                            James R. Wilson
                            Title:  President



Dated: November 14, 1997    /s/ Andy Pitsillos
                            ------------------------------
                            Andy Pitsillos
                            Title:  Vice President and Chief
                                    Accounting Officer

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1997.



                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner




Dated: November 14, 1997
                             James R. Wilson
                             Title:  President



Dated: November 14, 1997
                             Andy Pitsillos
                             Title:  Vice President and Chief
                             Accounting Officer