Form 10-K
period 1997-12-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1998-03-27
CIK 829305

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the year ended                         01-16532
           December 31, 1997                  Commission File Number

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
      (Exact name of registrant as specified in its governing instruments)


            Delaware                                 13-3486106
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

Investments

      As set forth in the Partnership Agreement, the Retirement Fund's investment period ended on October 12, 1991, three years after the Retirement Fund's operations commenced. Thereafter, the Retirement Fund is not permitted to acquire new Enhanced Yield Investments, but can make follow-on investments in existing portfolio companies. During the year ended December 31, 1997, the Retirement Fund made no follow-on investment.

     During the year ended December 31, 1996, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $2,232. During the year ended December 31, 1995, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $920 and paid $359 in additional consideration to exercise warrants.

     As of December 31, 1997, the Retirement Fund had a total of 7 Enhanced Yield Investments at a cost of $22,522,760. During 1997, 1996 and 1995 the Fund receive $50,807,443, $20,659,748 and $13,479,835, respectively, in principal payments and prepayment relating to certain Enhanced Yield Investments.

     The Fund invests in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Currently, proceeds that are not invested in Enhanced Yield Investments or returned to Limited Partners are held in such temporary investments.

Competition

     The Retirement Fund has completed its investment period and reinvestment period and no longer has to compete for investments.

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

     The number of holders of Units as of December 31, 1997 was 24,934. The Managing General Partner holds a general partner interest in the Retirement Fund and does not hold any Units. Pursuant to the terms of the Partnership Agreement, the Retirement Fund generally makes distributions of cash interest, dividends and other income received from investments in excess of expenses of operation and reserves for expenses and certain investments and liabilities within 45 days after the end of each calendar quarter. Net cash receipts representing cumulative income and gains are distributed as soon as practicable after the related disposition. Such distributions are allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners have received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Retirement Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.

     On February 5, 1998, the Independent General Partners approved an aggregate cash distribution of $1,768,576, for the three months ended December 31, 1997 which was paid on February 13, 1998 to the Limited Partners. The amount that was distributed to Limited Partners on record as of December 31, 1997 includes $738,380 of return of capital. On a per Unit basis, the distribution of $8.00 includes $4.66 of net realized gains and $3.34 of return of capital. The Managing General Partner's one percent allocation of which $17,864 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.


Item 6. Selected Financial Data
                                                       For the Years Ended

                                   December 31, 1997   December 31, 1996   December 31, 1995   December 31, 1994  December 31, 1993
TOTAL FUND INFORMATION:            -----------------   -----------------   -----------------   -----------------  -----------------
Cash Distributions to Partners         $  65,855,797(a)     $19,384,272(c)      $26,397,957(d)     $ 30,860,830        $ 45,145,869
Net Assets                                17,402,161         85,429,641          88,842,112         115,578,330         145,821,277
Total Assets                              17,506,475         85,552,314          88,926,178         115,662,552         145,923,297
Net Investment Income                        516,140          4,579,169           4,999,345           5,797,964          10,909,633
Net Change in Unrealized
 Appreciation (Depreciation)
 on Investments                          (16,270,956)        18,779,614          (6,915,689)         (5,675,676)          4,082,028
Net Realized (Losses)
 Gains on Investments                     13,929,328         (7,321,494)          1,744,317             642,557           1,633,125


PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                     $      297.81(a)     $     87.44(c)       $   119.13 (d)      $    139.31         $   203.56


Cumulative Cash
 Distributions                              1,260.24(b)          962.43              874.99              755.86             615.55
Investment Income                               9.50              29.00               32.00               38.24              61.20
Expenses                                        7.19               8.49               (9.62)             (12.28)            (12.34)
Net Investment Income                           2.31              20.51               22.38               24.09              52.93
Net Unrealized Appreciation
  (Depreciation) on Investments               (72.86)             84.10              (30.97)             (25.42)             18.28
Net Realized (Losses) Gains
 on Investments                                62.38             (32.79)               7.81                2.88               7.45
Net Asset Value                                75.47             381.46              397.85              516.98             652.87


(a) Includes Return of Capital of $34,277,214 or $155.05 per LP Unit.
(b) Includes Return of Capital of $553.15 per LP Unit.
(c) Includes Return of Capital of $6,484,042 or $29.33 per LP Unit.
(d) Includes Return of Capital of $16,458,810 or $74.45 per LP Unit.

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

      Investments

     As of December 31, 1997, the Retirement Fund had a total of 7 Enhanced Yield Investments at a net cost of $22,522,760.

      Proceeds from Investments

      During the year ended December 31, 1997, the Retirement Fund received the following proceeds:

     During the year ended December 31, 1997, the Retirement Fund received a total of $157,436 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income was recorded on this transaction.

     During the year ended December 31, 1997, the Retirement Fund received additional proceeds of $1,338 from Polaris Pool Systems, Inc. This represents proceeds from the sale of the investments from prior years that were held in escrow for future adjustments and expenses.

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

     On April 8, 1997, the Retirement Fund received a dividend of $6,794 from Bank United Corp.

     On July 2, 1997, the Retirement Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $202,165 and realized a loss of $5,261,753 on the sale. Additionally, the write-off of the common stock resulted in an additional realized loss of $1,506,333.

     On September 19, 1997, the Retirement Fund received additional proceeds of $4,546 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the year ended December 31, 1997, the Retirement Fund sold 432,403 shares of Bank United Corp. Class A Common Stock for $12,264,518 and realized a gain of $9,363,263.

     For the year ended December 31, 1997, the Retirement Fund sold 346,227 shares of Lexmark International Group, Inc. Class B Common Stock for $9,936,971 resulting in a gain $7,628,779.

     All proceeds received during the fourth quarter of 1997 are expected to be distributed to Limited Partners on record as of December 31, 1997 on February 13, 1998.

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

Results of Operations

     For the year ended December 31, 1997, the Retirement Fund had net investment income of $516,140, a decrease of $4,063,029 from the net investment income of $4,579,169 for the year ended December 31, 1996. The Retirement Fund had net investment income of $4,999,345 for the same period in 1995. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1997 net investment income versus the comparative period in 1996 reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the year ended December 31, 1997, the Retirement Fund had investment income of $2,120,811, as compared to $6,475,628 for the same period in 1996 and $7,146,704 for the same period in 1995. The decrease in 1997 investment income of 67% versus 1996 was primarily due to a decrease in the amount of accural status debt securities held by the Fund due to sales and repayments of Enhanced Yield Investments during 1997. The decrease in the 1996 of investment income of 9.4% versus the comparative period in 1995 was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments during 1996.

     The Retirement Fund incurred expenses of $1,604,671 for the year ended December 31, 1997, as compared to $1,896,459 for the same period in 1996 and $2,147,359 for the same period in 1995. The decrease in the 1997 expenses versus the 1996 expenses of $291,788 was primarily due to a decrease in Professional Fees and Fund Administration Fees and Expenses. The decrease in 1996 expenses versus 1995 expenses of $250,900 was primarily due to the decrease in the Investment Advisory Fee and the Fund Administrative Fees and Expenses.

     The Retirement Fund experienced a decrease in net assets resulting from operations for the year ended December 31, 1997 in the amount of $1,825,488, as compared to an increase of $16,037,289 for the same period in 1996. The decrease in net assets in net in 1997 versus 1996 is attributable to an increase in net unrealized depreciation of $35,050,570, a decrease in net investment income of $4,063,029 and an increase in net realized gain of $21,250,822. (see Statements of Operations in the Financial Statements).The increase in net assets resulting from operations in 1996 versus 1995 is attributable to an increase in unrealized appreciation of $25,695,303 offset by a decrease in net investment income of $420,176 and an increase in net realized loss of $9,065,811.

     For the year ended December 31, 1997, the Retirement Fund incurred an Investment Advisory Fee of $906,195. Investment Advisory Fee for the year ended December 31, 1997, reflects an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997. (as described in Note 6 to the Financial Statements). For the years ended December 31, 1996 and 1995, the Retirement Fund incurred Investment Advisory Fees of $842,503 and $1,037,207, respectively, (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1997, 1996 and 1995, were $414,349, $680,441 and $837,092, respectively. The decrease of $266,092 from
1996 to 1997 is primarily the result of the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Fund. During the years ended December 31, 1997, 1996 and 1995, the Retirement Fund incurred a total of $314,349, $146,468 and $135,139, respectively, of administrative expenses, consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

     Independent General Partners' Fees and Expense incurred for the years ended December 31, 1997, 1996 and 1995, were $147,671, $183,611 and $161,236, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners (See Note 8 to the Financial Statements).

     The Retirement Fund incurred professional fees of $125,730, $171,200 and $105,443 for the years ended December 31, 1997, 1996 and 1995, respectively, which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services (See Note 9 to Financial Statements).

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

     For the years ended December 31,1997 and 1996 the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $16,270,956 and net unrealized appreciation of $ 18,779,614, respectively. For the year ended December 31, 1995, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,915,689. The change of $35,050,570 from 1996 to 1997, in unrealized depreciation was primarily the result of writedowns in Leather U.S., Inc., Pergament Home Centers, Inc., and Western Pioneer, the reversal of unrealized depreciation in R I. Holdings offset by the reversal of unrealized appreciation on Bank United Corp. and Lexmark International Group. (See Note 12 to the Financial Statements).

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

        The following investments have been on non-accrual status as of the respective dates:

        Pergament Home Centers, Inc.
          Floating Rate Demand Note                July 1, 1996
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994

Realized Gains and Losses on Investments

     For the year ended December 31, 1997, the Retirement Fund recorded net realized gains of $13,929,328 on transactions involving five Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses). For the year ended December 31, 1996 the Retirement Fund realized net losses on investments of $7,321,494 and net realized gains on investment of $1,744,317 at December 31, 1995.

Item 8. Financial Statements and Supplementary Data


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital
  As of December 31, 1997 and 1996

Statements of Operations
  For the Years Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows
  For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in Net Assets
  For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1997, 1996 and 1995

Schedule of Portfolio Investments - December 31, 1997

Supplementary Schedule of Realized Gains and Losses
  For the Year Ended December 31, 1997

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners (Retirement Fund), L.P.

     We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund") as of December 31, 1997 and 1996, including the schedule of portfolio investments, as of December 31, 1997, and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include confirmation of securities owned as of December 31, 1997, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Retirement Fund as of December 31, 1997 and 1996, the results of operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements of the Retirement Fund include securities valued at $7,083,787 and $40,903,485, as of December 31, 1997 and 1995 respectively, representing 40.5 and 47.8 percent of total assets, respectively, whose values have been estimated by the General Partners of the Retirement Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1997 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Retirement Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
New York, New York
February 20, 1998

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


ASSETS:                                                            Notes             December 31, 1997         December 31, 1996
                                                                                     -----------------         -----------------
    Investments                                                   2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $12,155,290 at
               December 31, 1997 and $46,361,524
               at December 31, 1996)                                                  $      4,847,290         $     47,988,305
            Non-Managed Companies
               (amortized cost of $10,367,470 at
               December 31, 1997 and $12,961,638
               at December 31, 1996)                                                         4,884,451               14,814,796
        Temporary Investments
               (at amortized cost)                                                           6,898,850               20,550,637

    Cash                                                                                        24,028                   62,948
    Interest Receivable                                            2,12                         19,322                  876,677
    Note Receivable                                                 3,4                        832,534                1,178,728
    Receivable  for Investment Sold                                                                  -                   77,712
    Prepaid Expenses                                                                                 -                    2,511

TOTAL ASSETS                                                                          $     17,506,475         $     85,552,314
                                                                                      ================         ================


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                    9                $         52,721         $         52,641
        Independent General Partners' Fees Payable                   8                           9,788                   20,846
        Fund Administrative Expenses Payable                         7                          38,958                   43,085
        Other Accrued Liabilities                                                                2,847                    6,101
            Total Liabilities                                                                  104,314                  122,673

    Partners' Capital
        Managing General Partner                                    3,4                        717,018                1,099,814
        Limited Partners (221,072 Units)                             4                      16,685,143               84,329,827
            Total Partners' Capital                                                         17,402,161               85,429,641

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     17,506,475         $     85,552,314
                                                                                      ================         ================




                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             STATEMENTS OF OPERATIONS

                                                                             For the Years Ended
                                                          -----------------------------------------------------------
                                                          December 31, 1997    December 31, 1996    December 31, 1995
                                                          -----------------    -----------------    -----------------
INVESTMENT INCOME- Notes 2,12:
      Interest                                            $       2,053,480    $       4,603,229    $       7,121,657
      Dividend and Discount                                          67,331            1,872,399               25,047
                    TOTAL INVESTMENT INCOME                       2,120,811            6,475,628            7,146,704

EXPENSES:
      Investment Advisory Fee- Note 6                               906,195              842,503            1,037,207
      Fund Administration Fees and Expenses- Note 7                 414,349              680,441              837,092
      Independent General Partners'
       Fees and Expenses - Note 8                                   147,671              183,611              161,236
      Professional Fees - Note 9                                    125,730              171,200              105,443
      Insurance Fees                                                  5,126                4,410                 --
      Valuation Expenses                                              5,600               14,294                6,381
                    TOTAL EXPENSES                                1,604,671            1,896,459            2,147,359

NET INVESTMENT INCOME                                               516,140            4,579,169            4,999,345

NET CHANGE IN UNREALIZED (DEPRECIATION)
      APPRECIATION ON INVESTMENTS- Note 12                      (16,270,956)          18,779,614           (6,915,689)

NET REALIZED GAINS (LOSSES)ON INVESTMENTS- Note 10               13,929,328           (7,321,494)           1,744,317

NET INCREASE (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                           $      (1,825,488)   $      16,037,289    $        (172,027)
                                                          =================    =================    =================



                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                           STATEMENTS OF CASH FLOWS



                                                                                           For the Years Ended
                                                                         -------------------------------------------------------
INCREASE (DECREASE) IN CASH                                              December 31, 1997  December 31, 1996  December 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                    -----------------  -----------------  -----------------
       Interest and Discount Income                                        $     2,054,172    $     3,990,822    $     7,249,650
       Fund Administration Fees & Expenses                                        (418,476)          (665,800)          (848,815)
       Investment Advisory Fee                                                    (906,195)          (842,503)        (1,037,207)
       Independent General Partners' Fees and Expenses                            (158,730)          (172,309)          (161,259)
       Valuation Expenses                                                           (8,854)           (12,435)           (12,466)
       Sale (Purchase) of Temporary Investments, Net                            14,575,782         (3,390,853)         7,779,486
       Purchase of Enchanced Yield Investments                                        --                   --               (920)
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                          50,807,443         20,659,748         13,479,835
       Professional Fees                                                          (125,275)          (158,255)           (89,535)
       Insurance Fees                                                               (2,990)              (375)            (6,923)
Net Cash Provided by Operating Activities                                       65,816,877         19,408,040         26,351,846
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                          (65,855,797)       (19,384,272)       (26,397,957)
Net Cash Used in Financing Activities                                          (65,855,797)       (19,384,272)       (26,397,957)
Net Increase (Decrease) in Cash                                                    (38,920)            23,768            (46,111)
Cash at the Beginning of the Period                                                 62,948             39,180             85,291
Cash at the End of the Period                                              $        24,028    $        62,948    $        39,180
                                                                           ===============    ===============    ===============


                     RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                                OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Increase (Decrease) In Net Assets
     Resulting From Operations                                             $    (1,825,488)   $    16,037,289    $      (172,027)

Adjustments to Reconcile Net Increase (Decrease) in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                         51,453,897         24,590,390         19,514,082
Decrease (Increase) in Accrued Interest and Investment Income                      (66,640)        (2,484,809)           101,181
Decrease (Increase)in Prepaid Expenses                                               2,511              4,412             (6,923)
(Decrease) Increase in Other Accrued Liabilities                                    (3,254)             1,859             (6,086)
Increase (Decrease) in Fund Administration Expenses Payable                         (4,127)            14,640            (11,723)
Net Change in Unrealized (Appreciation)
   Depreciation on Investments                                                  16,270,956        (18,779,614)         6,915,689
(Decrease) Increase in Independent General
    Partners' Fees Payable                                                         (11,058)            11,303                981
Increase in Professional Fees Payable                                                   80             12,570             16,672
Total Adjustments                                                               67,642,365          3,370,751         26,523,873
Net Cash Provided by Operating Activities                                  $    65,816,877    $    19,408,040    $    26,351,846
                                                                           ===============    ===============    ===============


                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS

                                                                      For the Years Ended
                                                     -----------------------------------------------------------
                                                     December 31, 1997    December 31, 1996    December 31, 1995
                                                     -----------------    -----------------    -----------------
FROM OPERATIONS:

     Net Increase (Decrease) in Net Assets
       Resulting from Operations                     $      (1,825,488)   $      16,037,289    $        (172,027)

     Cash Distributions to Partners                        (65,855,797)         (19,384,272)         (26,397,957)

     Reduction in Managing General Partners'
       Contribution                                           (346,195)             (65,488)            (166,234)

     Total Decrease                                        (68,027,480)          (3,412,471)         (26,736,218)

NET ASSETS:

     Beginning of Period                                    85,429,641           88,842,112          115,578,330

     End of Period                                   $      17,402,161    $      85,429,641    $      88,842,112
                                                     =================    =================    =================


                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                              Managing          Limited
                                                                   Notes  General Partner       Partners         Total
                                                                   -----  ---------------   -------------    -------------


FOR THE YEAR ENDED DECEMBER 31, 1995

Partners' Capital at January 1, 1995                                       $   1,288,272    $ 114,290,058    $ 115,578,330
Cash Distributions to Partners                                                   (61,650)     (26,336,307)     (26,397,957)
Reduction in Managing General Partners' Contribution                  3         (166,234)            --           (166,234)
Allocation of Net Investment Income                                  11           49,993        4,949,352        4,999,345
Allocation of Net Unrealized Depreciation
  on Investments                                                     12          (69,157)      (6,846,532)      (6,915,689)
Allocation of Net Realized Gains on Investments                                   17,443        1,726,874        1,744,317
Partners' Capital at December 31, 1997                                     $   1,058,667    $  87,783,445    $  88,842,112
                                                                           =============    =============    =============


FOR THE YEAR ENDED DECEMBER 31, 1996

Partners' Capital at January 1, 1996                                       $   1,058,667    $  87,783,445    $  88,842,112
Cash Distributions to Partners                                                   (53,737)     (19,330,535)     (19,384,272)
Reduction in Managing General Partners' Contribution                  3          (65,488)            --            (65,488)
Allocation of Net Investment Income                                  11           45,791        4,533,378        4,579,169
Allocation of Net Unrealized Appreciation
  on Investments                                                     12          187,796       18,591,818       18,779,614
Allocation of Net Realized Losses on Investments                                 (73,215)      (7,248,279)      (7,321,494)
Partners' Capital at December 31, 1997                                     $   1,099,814    $  84,329,827    $  85,429,641
                                                                           =============    =============    =============


FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

Partners' Capital at January 1, 1997                                       $   1,099,814    $  84,329,827    $  85,429,641
Cash Distributions to Partners                                                   (18,345)     (65,837,452)     (65,855,797)
Reduction in Managing General Partners' Contribution                  3         (346,195)            --           (346,195)
Allocation of Net Investment Income                                  11            5,161          510,979          516,140
Allocation of Net Unrealized Depreciation
  on Investments                                                     12         (162,710)     (16,108,246)     (16,270,956)
Allocation of Net Realized Gains on Investments                                  139,293       13,790,035       13,929,328
Partners' Capital at December 31, 1997                                     $     717,018    $  16,685,143    $  17,402,161
                                                                           =============    =============    =============




                            See the Accompanying Notes to Financial Statements

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                DECEMBER 31, 1997

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES


                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95    $  2,722,290   $ 2,722,290  $  2,722,290
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290     2,722,290       16.37%
                                                                               ------------   -----------  -------------------------
                   LEATHER AND LEATHER PRODUCTS

                   LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
     621.90 Shares Leather U.S., Inc., Common Stock                 04/09/96     7,308,000      7,308,000              0
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000              0       0.00
                                                                               -----------   ------------    ----------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90       935,000       935,000       935,000
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00*                06/13/90     1,190,000     1,190,000     1,190,000
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000     2,125,000        12.78
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $12,155,290   $12,155,290   $ 4,847,290        29.15%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                DECEMBER 31, 1997
                                                  (CONTINUED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------

                     NON-MANAGED  COMPANIES

                     CONSUMER PRODUCTS MANUFACTURING

                     LEXMARK INTERNATIONAL GROUP, INC.
                       - NOTES 10, 12
          69,683     Lexmark International Group, Inc.,
                       Class B Common Stock (b)                     03/27/91     $ 464,523    $   464,523    $ 2,647,954
                                                                                 ---------    -----------    -----------
                                                                                   464,523        464,523      2,647,954      15.92%
                                                                                 ---------    -----------    ----------------------
                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTE 12
   $     4,730,800   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(a)           11/30/94       653,289        653,289      1,419,240
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      1,419,240       8.53
                                                                                 ---------    -----------    ----------------------

                     HEALTH SERVICES

                     MTI HOLDINGS, INC.
   $       113,386   MTI Holdings, Inc.,
                      Sr. Sec. Nt. 12% due 07/01/03*                08/06/96       113,386        113,386       113,386
      8,125 Shares   MTI Holdings, Inc., Common Stock**             08/06/96       121,875        121,875       121,875
     2,264 Warrants  MTI Holdings, Inc., Common Stock
                      Purchase Warrants                             08/06/96             0              0             0
                                                                                ----------     ----------   -----------
                                                                                   235,261        235,261       235,261        1.41
                                                                                ----------     ----------   -----------------------

                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(a)     10/18/91    2,282,397      2,282,397       581,996
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
     109.2571 Shares Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 9,014,397      9,014,397       581,996        3.50
                                                                               -----------    -----------   -----------------------


                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $10,367,470    $10,367,470   $ 4,884,451       29.36%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $22,522,760    $22,522,760   $ 9,731,741       58.51%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 DECEMBER 31, 1997
                                                    (CONCLUDED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------



                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $     6,900,000   Federal Home Loan Mortgage Disc Note,
                       6.00% due 01/02/98                           12/31/97   $  6,897,700   $    6,898,850   $  6,898,850
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  6,897,700   $    6,898,850   $  6,898,850   41.49%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  6,897,700   $    6,898,850   $  6,898,850   41.49%
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 29,420,460   $   29,421,610   $ 16,630,591  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $  5,174,072   $    5,174,072   $  4,239,622   25.49
                     Common Stock and Warrants                                   17,348,688       17,348,688      5,492,119   33.02
                     Temporary Investments                                        6,897,700        6,898,850      6,898,850   41.49
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 29,420,460   $   29,421,610   $ 16,630,591  100.00%
                     ----------------------------------------------            ============   ==============   ====================


                       * Restricted Security
                      ** Restricted Non-income Producing Security
                     (a) Non-accrual investment status.
                     (b) Pubicly traded class of securities.

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                      FOR THE YEAR ENDED DECEMBER 31, 1997




                                                      PAR VALUE OR
                                      DATE OF           NUMBER OF       AMORTIZED        NET            REALIZED
SECURITY                            TRANSACTION          SHARES           COST        PROCEEDS         GAIN (LOSS)

Polaris Pool Systems, Inc.
   Common Stock                       1/15/97        $       --     $       --      $        542(A)   $        542

Lexmark International Group, Inc.
   Common Stock                       various              22,641        150,941         582,684           431,743

Bank United Corp.
   Common Stock                       various             383,872      2,575,631      10,740,739         8,165,108

Lexmark International Inc.
   14.25% Sr. Sub. Note               3/24/97        $ 24,103,269     24,103,269      28,162,757         4,059,488

Total Net Realized Gains for the
  Three Months Ended March 31, 1997                                 $ 26,829,841    $ 39,486,722      $ 12,656,881
                                                                    ============    ============      ============


Polaris Pool Systems, Inc.
   Common Stock                       5/15/97        $       --     $       --      $        796(A)   $        796

Lexmark International Group, Inc.
   Common Stock                       various             171,037      1,140,252       4,443,681         3,303,429

Bank United Corp.
   Common Stock                       various              48,531        325,624       1,523,779         1,198,155


Total Net Realized Gains for the
  Three Months Ended June 30, 1997                                  $  1,465,876    $  5,968,256      $  4,502,380
                                                                    ============    ============      ============


RI Holdings, Inc.
   16% Sr. Sub Nts.                   7/02/97        $ 12,972,582   $  5,823,918    $    202,165      $ (5,621,753)
   Common Stock                                           592,348      1,506,333             --         (1,506,333)

Lexmark International Group, Inc.
   Common Stock                       various             106,349        708,997       3,529,226         2,820,229

Haddon Craftsman
   Common Stock                       9/19/97                                 --           4,546(A)          4,546


Total Net Realized Loss for the
  Three Months Ended September 30, 1997                             $  8,039,248    $  3,735,937      $ (4,303,311)
                                                                    ============    ============      ============


Lexmark International Group, Inc.
   Common Stock                       various              46,200   $    308,002    $  1,381,380      $  1,073,378


Total Net Realized Gains for the
  Three Months Ended December 31, 1997                              $    308,002    $  1,381,380      $  1,073,378
                                                                    ============    ============      ============


Total Net Realized Gains for the
  Year Ended December 31, 1997                                      $ 36,642,967    $ 50,572,295      $ 13,929,328
                                                                    ============    ============      ============



(A) Proceeds represent a distribution to the Retirement Fund from the escrow account.

                            See the Accompanying Notes to Financial Statements.

                   EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997



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

     The Funds elected to operate as business development companies under the Investment Company Act of 1940, as amended. The Funds seek current income and capital appreciation potential through investments in privately-structured, friendly leveraged acquisitions and other leveraged transactions. The Funds pursued this objective by investing primarily in subordinated debt and related equity securities ("Enhanced Yield Investments") issued in conjunction with the "mezzanine financing" of friendly leveraged acquisitions and leveraged recapitalizations.

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

      Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $7,083,787 and $40,903,485 as of December 31, 1997 and 1996, respectively, representing 40.5% and 47.8% of total assets, respectively. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

      Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments from the Retirement Fund's portfolio companies were recorded at face value, unless the Managing General Partner determines that there is no reasonable expectation of collecting the full principal amounts of such securities.

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

3.    Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as returns of capital are received by the Fund. Such return of capital received for the year ended December 31, 1997, resulted in a $346,195 reduction of the principal amount of the Note. The promissory note of Equitable Capital was canceled upon the contribution of Alliance Corporate's Note.

4.    Capital Contributions

      On October 13, 1988, the Retirement Fund closed the initial public offering of its units of Limited Partner interests ("Units"). Equitable Capital, the Retirement Fund's Managing General Partner at that time, accepted subscriptions for 221,072 Units and admitted 26,304 Limited Partners.

      The Limited Partners' total capital contributions were $220,848,730, after giving effect to volume discounts allowed of $223,270. Equitable Capital's aggregate capital contribution was in the form of a promissory note in the principal amount of $2,052,059. On July 22, 1993, Equitable Capital's note was canceled and Alliance Corporate made a capital contribution in the form of a promissory note on such date, as described in Note 3. Sales, marketing and offering expenses and selling commissions have been charged against proceeds resulting in net capital contributed by Limited Partners of $203,146,793.

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

     As stated in the Partnership Agreement, the Retirement Fund's allocable share of the Minimum Amount is $874,350 or $218,588 per quarter. Investment Advisory Fee for the year ended December 31, 1997, reflects an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the years ended December 31, 1997, 1996 and 1995 were $906,195, $842,503 and $1,037,207, respectively. The decrease from 1995 to 1996 in the Investment Advisory Fee is due primarily to the return of capital distributed to the Limited Partners, which reduced the Fund's Availavle Capital, on which the Investment Advisory Fee is based.

7.    Fund Administration Fee and Expenses

     In accordance with the Partnership Agreement beginning October 13, 1996, the Fund Administration Fee is an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Fund Administator on behalf of the Fund.

     As compensation for its services during the fourth through seventh year of operation of the Funds, ML Fund Administrators, Inc. ("MLFAI"), as the Retirement Fund administrator, received from the Funds an annual amount equal to the greater of the (i) Minimum Fee and (ii) the Funds' prorated proportion (based on the number of Units issued by the Funds) of 0.45% of the excess of the aggregate net offering proceeds of the Units issued by the Funds over 50% of the aggregate amount of capital reductions of the Funds (subject to an annual maximum of $3.2 million). The Minimum Fee is 1% of the gross offering price of Units in the Funds, but not greater than $500,000. The Retirement Fund Administration Fee is calculated and paid quarterly, in advance.

     The Retirement Fund Administration Fees paid by the Retirement Fund for the years ended December 31, 1997, 1996 and 1995 were $100,000, $553,973 and
$701,954, respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the years ended December 31, 1997 and 1996, the Retirement Fund incurred Administrative expenses of $314,349 and $146,468, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the years ended December 31, 1997, 1996 and 1995, the Retirement Fund incurred $147,671, $183,611 and $161,236, respectively, of Independent General Partners' Fees and Expenses.

9.    Related Party Transactions

     For the years ended December 31, 1997, 1996 and 1995, the Retirement Fund paid expenses of $21,995, $102,008 and $26,408, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the year ended December 31, 1997, the Retirement Fund received a total of $157,436 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the year ended December 31, 1997, the Retirement Fund received additional proceeds of $1,338 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

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

     On April 8, 1997, the Retirement Fund received a dividend of $6,794 from Bank United Corp.

    On July 2, 1997, the Retirement Fund sold its RI Holdings Inc., 16% Senior Subordinated Notes for $202,165 and realized a loss of $5,261,753 on the sale. Additionally, the write-off of the common stock resulted in an additional realized loss of $1,506,333.

     On September 19, 1997, the Retirement Fund received additional proceeds of $4,546 from Haddon Craftsman. This represents proceeds from the sale of the investment from prior years that have been held in escrow.

     During the year ended December 31, 1997, the Retirement Fund sold 432,403 shares of Bank United Corp. Class A Common Stock for $12,264,518 and realized a gain of $9,363,263.

     For the year ended December 31, 1997, the Retirement Fund sold 346,227 shares of Lexmark International Group, Inc. Class B Common Stock for $9,936,971 resulting in a gain $7,628,779.

     All proceeds received during the fourth quarter of 1997 are expected to be distributed to Limited Partners on record as of December 31, 1997 on February 13, 1998.

     As of December 31, 1997, the Retirement Fund had investments in 3 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group makes significant managerial assistance available) and 4 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $22,522,760 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $5,174,072 in senior notes and subordinated notes and $17,348,688 in common stock and purchase warrants.

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

      For the year ended December 31, 1997, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12.   Unrealized Appreciation/Depreciation, and Non-Accrual of Investments

     For the year ended December 31, 1997, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $16,270,956. Such depreciation was the result of adjustments in value made with respect to the following investments during 1997:

     The amount includes the reversal of $6,545,973 and $1,106,041 of unrealized appreciation of Bank United Corp. Class A Common Stock due to the sale of 383,872 shares in February and the remaining 48,531 shares in May of 1997. Due to an increase in the quoted market price of Bank United Corp. Class A Common Stock and the equity being valued at 100% of the closing market price as compared to 90% at December 31, 1996, the Retirement Fund recorded unrealized appreciation of $143,167 at March 31, 1997.

     On March 31, 1997, Pergament Home Centers, Inc. Floating Rate Demand Note was written down from 75% to 50% of par, resulting in unrealized depreciation of $532,433. On June 30, 1997, Pergament Home Centers, Inc. Floating Rate Demand
Note was written down from 50% to 25% of par, resulting in unrealized depreciation of $532,167.

     Due to the sale of  346,227  shares of  Lexmark  International  Group  Inc.
common stock during the year ended December 31, 1997 the Retirement Fund reversed $1,801,801, $1,646,224, $2,217,161 and $868,183 respectively.

     During the first quarter, Leather U.S., Inc. common stock was written down from 100% to 15% of par. In the second quarter the common stock was written down from 15% to 0% of par. The writedowns resulted in unrealized depreciation of $7,308,000 to the Retirement Fund.

     Due to the sale of the 16% Senior Subordinated Notes and the write-off of the common stocks of RI Holdings, Inc. in July 1997 the Retirement Fund reversed depreciation of $5,583,688 and $1,506,333 respectively.

     On September 30, 1997, the Western Pioneer, Inc. 10% Senior Subordinated Notes were written down from 50% of par to 30% resulting in unrealized depreciation of $946,160.

     For the year ended December 31, 1996, the Retirement Fund recorded net unrealized appreciation of $18,779,614 and unrealized depreciation of $6,915,689 in 1995.

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

      Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Generally, the tax basis of the Retirement Fund's assets approximate the amortized cost amounts reported in the Financial Statements. This amount is computed annually and as of December 31, 1997, the tax basis of the Retirement Fund's assets was greater than the amounts reported in the Financial Statements by $24,826,666. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes. Additionally, certain realized gains and losses due to restructuring were treated differently for tax purposes, but not for financial reporting purposes.

14.  Subsequent Distributions

     On February 5, 1998, the Independent General Partners approved an aggregate cash distribution of $1,768,576, for the three months ended December 31, 1997 which was paid on February 13, 1998 to the Limited Partners. The amount that was distributed to Limited Partners on record as of December 31, 1997 includes $738,380 of return of capital. On a per Unit basis, the distribution of $8.00 includes $4.66 of net realized gains and $3.34 of return of capital. The Managing General Partner's one percent allocation of $17,864 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

15.  Subsequent Events

     In January 1998 through February 1998 the Fund sold its remaining 69,683 shares of Lexmark International Group, Inc. common stock. The Fund received $2,801,847 of net proceeds and realized a gain of $2,337,292.

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

     Mr. Lear, age 80, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr. Shapiro, age 63, is the President of RFS & Associates, Inc. (consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 76, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 77, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

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

Management of Alliance Corporate and the Retirement Fund

      The senior officers of Alliance Corporate responsible for overseeing the management of the Retirement Fund are:

                         Position with Alliance Corporate Finance
                         Group Incorporated
                         ----------------------------------------

James R. Wilson          President

William Gobbo, Jr.       Senior Vice President

Andy Pitsillos           Vice President and Chief Accounting Officer


      James R. Wilson, age 51, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructuring and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 53, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

     Mr. Andy Pitsillos, age 39, is Vice President and Chief Accounting Officer, managing the Partnership Accounting and Advisory Accounting Groups. He is responsible for the accounting and financial reporting for partnerships and similarly structured entities managed by the firm and for Equitable investments in special purpose subsidiaries and externally managed limited partnerships. He has over 11 years experience in the insurance financial industry. Since 1984, he has had various responsibilities as Vice President of Equitable Capital's Investment Reporting and analysis group, ensuring that proper statutory and GAAP accounting/reporting procedures are followed for the general and advisory account assets managed by Alliance Capital. He participated in the successful demutualization of Equitable companies. Mr. Pitsillos holds a magna cum laude, B.B.S. and M.B.A. degrees in finance from the City University of New York, Bernard M. Baruch College.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Retirement Fund paid Mr. Lear $35,750, Mr. Shapiro $35,250, Mr. Marshall $35,750 and Dr. Sharwell $35,250 in fees, with respect to their services as Independent General Partners in 1997.

     The information with respect to the "Fund Administration Fee and Expenses" payable to the Administrator set forth under the caption "Management Arrangements -- The Administator" in the Prospectus is incorporated by reference into this Item 11. The Retirement Fund paid $418,476 to the Administrator in 1997.

     The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Retirement Fund paid Alliance Corporate $906,195 with respect to the Investment Advisory Fee for 1997.

     Alliance  Corporate,   as  Managing  General  Partner,   received  $18,345,
representing distributions of net investment income in 1997.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                             EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                             By:  Alliance Corporate Finance Group
                                  Incorporated, as Managing General Partner

Dated: March 27, 1998             /s/  James R. Wilson
                                  -----------------------------
                                  James R. Wilson
                                  Title:  President



Dated: March 27, 1998            /s/ Andy Pitsillos
                                 ------------------------------
                                 Andy Pitsillos
                                 Title:  Vice President and Chief
                                         Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 1998.

      Signature                              Title

________________________   Independent General Partner of
Robert W. Lear             Equitable Capital Partners (Retirement Fund), L.P.

________________________   Independent General Partner of
Robert F. Shapiro          Equitable Capital Partners (Retirement Fund), L.P.

________________________   Independent General Partner of
Alton G. Marshall          Equitable Capital Partners (Retirement Fund), L.P.

________________________   Independent General Partner of
William G. Sharwell        Equitable Capital Partners (Retirement Fund), L.P.

________________________
James R. Wilson            President and Director of Alliance Corporate

________________________
Dave H. Williams           Director of Alliance Corporate

________________________
Bruce W. Calvert           Director of Alliance Corporate

________________________
John D. Carifa             Director of Alliance Corporate

________________________
Frank Savage               Director of Alliance Corporate


________________________   Co-Chairman, Co-Chief Executive Officer and
Mark Arnold                Director of Alliance Corporate


________________________   Co-Chairman, Co-Chief Executive Officer and
Alastair Tedford           Director of Alliance Corporate

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 27, 1998          /s/  James R. Wilson
                               ------------------------
                               James R. Wilson
                               Title:  President


Dated: March 27, 1998          /s/  Andy Pitsillos
                               ------------------------
                               Andy Pitsillos
                               Title:  Vice President and Chief
                                       Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 1998.

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