Form 10-Q
period 1998-03-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1998-05-13
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: March 31, 1998

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1998 and December 31, 1997        5

Statements of Operations - For the Three Months
  Ended March 31, 1998 and 1997                             6

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1998 and 1997                      7

Statements of Cash Flows - For the Three Months Ended
  March 31, 1998 and 1997                                   8

Statement of Changes in Partners' Capital -
  For the Three Months Ended March 31, 1998                 9

Schedule of Portfolio Investments - March 31, 1998         10

Supplemental Schedule of Realized Gains and Losses
  For the Three Months Ended March 31, 1998                13

Notes to Financial Statements                              14


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     20


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                          23

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                  (UNAUDITED)


ASSETS:                                                              Notes              March 31, 1998          December 31, 1997
                                                                 ---------              --------------          -----------------
    Investments                                                   2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $12,155,290 at
               March 31, 1998 and $12,155,290
               at December 31, 1997)                                                    $      939,594         $      4,847,290
            Non-Managed Companies
               (amortized cost of $9,613,980 at
               March 31, 1998 and $10,367,470
               at December 31, 1997)                                                         1,947,290                4,884,451
        Temporary Investments
               (at amortized cost)                                                           7,700,000                6,898,850

    Cash                                                                                        49,742                   24,028
    Interest Receivable                                            2,12                          2,683                   19,322
    Receivable on Investment Sold                                  2,10                        235,261                        -
    Note Receivable                                                 3,4                        825,076                  832,534

TOTAL ASSETS                                                                            $   11,699,646         $     17,506,475
                                                                                        ==============         ================


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                    9                  $       40,905         $         52,721
        Independent General Partners' Fees Payable                   8                           9,400                    9,788
        Fund Administrative Expenses Payable                         7                          42,611                   38,958
        Other Accrued Liabilities                                                                2,406                    2,847
            Total Liabilities                                                                   95,322                  104,314

    Partners' Capital
        Managing General Partner                                    3,4                        669,342                  717,018
        Limited Partners (221,072 Units)                             4                      10,934,982               16,685,143
            Total Partners' Capital                                                         11,604,324               17,402,161

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $   11,699,646         $     17,506,475
                                                                                        ==============         ================



             See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     For the Three Months Ended
                                                                                     --------------------------
                                                                              March 31, 1998              March 31, 1997
                                                                              --------------              --------------
INVESTMENT INCOME- Notes 2,12:
      Interest                                                                $       86,235              $   1,172,266
      Dividend                                                                             -                     60,536
                    TOTAL INVESTMENT INCOME                                           86,235                  1,232,802

EXPENSES:
      Investment Advisory Fee- Note 6                                                218,587                    250,434
      Fund Administration Fees and Expenses- Note 7                                   84,384                     57,831
      Independent General Partners'
       Fees and Expenses - Note 8                                                     37,700                     35,000
      Professional Fees - Note 9                                                      12,125                     88,618
      Valuation Expenses                                                               1,200                      2,700
                    TOTAL EXPENSES                                                   353,996                    434,583

NET INVESTMENT (LOSS) INCOME                                                        (267,761)                   798,219

NET CHANGE IN UNREALIZED DEPRECIATION
      ON INVESTMENTS- Note 12                                                     (6,091,334)               (14,949,252)

NET REALIZED GAINS ON INVESTMENTS- Note 10                                         2,337,292                 12,656,880

NET (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                                               $   (4,021,803)             $  (1,494,153)
                                                                              ==============              =============



               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                               For the Three Months Ended
                                                                                               --------------------------
                                                                                        March 31,1998               March 31,1997
                                                                                        -------------               -------------
     FROM OPERATIONS:

         Net Decrease in Net Assets
           Resulting from Operations                                                    $  (4,021,803)              $  (1,494,153)

         Cash Distributions to Partners                                                    (1,768,576)                (16,012,999)

         Reduction in Managing General Partners'
           Contribution                                                                        (7,458)                    (47,760)

         Total Decrease                                                                    (5,797,837)                (17,554,912)

     NET ASSETS:

         Beginning of Period                                                               17,402,161                  85,429,641

         End of Period                                                                 $   11,604,324               $  67,874,729
                                                                                       ==============               =============


               See the Accompanying Notes to Financial Statements.



                                         EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                                For the Three Months Ended
                                                                                                --------------------------
INCREASE (DECREASE) IN CASH                                                             March 31, 1998              March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   --------------              --------------
       Interest and Discount Income                                                     $        7,561              $    5,778,306
       Fund Administration Fees & Expenses                                                     (80,731)                    (68,085)
       Investment Advisory Fee                                                                (218,587)                   (155,328)
       Independent General Partners' Fees and Expenses                                         (38,088)                    (42,638)
       Valuation Expenses                                                                       (1,641)                     (2,531)
       Sale (Purchase) of Temporary Investments, Net                                          (705,837)                (24,905,926)
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                                       2,855,553                  35,504,946
       Professional Fees                                                                       (23,940)                    (85,353)
       Insurance Fees                                                                                -                      (2,615)
Net Cash Provided by Operating Activities                                                    1,794,290                  16,020,776
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                                       (1,768,576)                (16,012,999)
Net Cash Used in Financing Activities                                                       (1,768,576)                (16,012,999)
Net Increase (Decrease) in Cash                                                                 25,714                       7,777
Cash at the Beginning of the Period                                                             24,028                      62,948
Cash at the End of the Period                                                           $       49,742              $       70,725
                                                                                        ==============              ==============


                          RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                                 OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                                          $   (4,021,803)             $   (1,494,153)

Adjustments to Reconcile Net Increase (Decrease) in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                                       (187,574)                 (2,057,861)
(Increase) Decrease in Accrued Interest and Investment Income                                  (78,675)                  4,545,505
Decrease in Prepaid Expenses                                                                         -                      95,275
Decrease in Other Accrued Liabilities                                                             (441)                    (10,254)
Increase (Decrease) in Fund Administration Expenses Payable                                      3,653                      (2,615)
Net Change in Unrealized Depreciation on Investments                                         6,091,334                  14,949,252
Decrease in Independent General Partners' Fees Payable                                            (388)                     (7,638)
(Decrease) Increase in Professional Fees Payable                                               (11,816)                      3,265
Total Adjustments                                                                            5,816,093                  17,514,929
Net Cash Provided by Operating Activities                                               $    1,794,290              $   16,020,776
                                                                                        ==============              ==============


               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                            Managing               Limited
                                                            Notes        General Partner           Partners             Total
                                                           --------      ---------------          ------------        ----------


FOR THE THREE MONTHS ENDED MARCH 31, 1998

Partners' Capital at January 1, 1998                                       $   717,018         $ 16,685,143         $   17,402,161
Cash Distributions to Partners                                                       -           (1,768,576)            (1,768,576)
Reduction in Managing General Partners' Contribution            3               (7,458)                   -                 (7,458)
Allocation of Net Investment Income                            11               (2,678)            (265,083)              (267,761)
Allocation of Net Unrealized Depreciation
  on Investments                                               12              (60,913)          (6,030,421)            (6,091,334)
Allocation of Net Realized Gains on Investments                                 23,373            2,313,919              2,337,292
Partners' Capital at March 31, 1998                                        $   669,342         $ 10,934,982         $   11,604,324
                                                                           ===========         ============         ==============





               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                March 31, 1998
                                                                  (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES


                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95    $  2,722,290   $ 2,722,290  $    408,344
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290       408,344        3.86
                                                                               ------------   -----------  -------------------------
                   LEATHER AND LEATHER PRODUCTS

                   LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
     621.90 Shares Leather U.S., Inc., Common Stock                 04/09/96     7,308,000      7,308,000              0
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000              0       0.00
                                                                               -----------   ------------    ----------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       935,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00* (a)            06/13/90       935,000       935,000       233,750
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00* (a)            06/13/90     1,190,000     1,190,000       297,500
                                                                               -----------   -----------   -----------
                                                                                 2,125,000     2,125,000       531,250         5.02
                                                                               -----------   -----------   ------------------------



                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $12,155,290   $12,155,290   $   939,594         8.88%
                     ---------------------------------------                   -----------   -----------   -------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                March 31, 1998
                                            (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------

                     NON-MANAGED  COMPANIES

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTE 12
   $     4,730,000   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(a)           11/30/94     $ 653,289    $   653,289    $ 1,419,000
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      1,419,000      13.40
                                                                                 ---------    -----------    ----------------------
                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(a)     10/18/91    2,228,691      2,228,691       528,290
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
     106.778 Shares  Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 8,960,691      8,960,691       528,290        4.99
                                                                               -----------    -----------   -----------------------


                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $ 9,613,980    $ 9,613,980   $ 1,947,290       18.39%
                     ------------------------------------------                 ----------    -----------   ------------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $21,769,270    $21,769,270   $ 2,886,884       27.27%
                     ----------------------------------------------            -----------    -----------   ------------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 March 31, 1998
                                            (CONCLUDED) (UNAUDITED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------



                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $     6,900,000   Federal Home Loan Mortgage Disc Note,
                       5.90% due 4/01/98                            3/31/98    $  7,698,738   $    7,700,000   $  7,700,000
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  7,698,738   $    7,700,000   $  7,700,000   72.73%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  7,698,738   $    7,700,000   $  7,700,000   72.73%
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 29,468,008   $   29,469,270   $ 10,586,884  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $  5,006,980   $    5,006,980   $  2,478,540   23.41%
                     Common Stock and Warrants                                   16,762,290       16,762,290        408,344    3.86
                     Temporary Investments                                        7,698,738        7,700,000      7,700,000   72.73
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 29,468,008   $   29,469,270   $ 10,586,884  100.00%
                     ----------------------------------------------            ============   ==============   ====================


                       * Restricted Security
                      ** Restricted Non-income Producing Security
                     (a) Non-accrual investment status.

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                   PAR VALUE OR
                                                   DATE OF          NUMBER OF     AMORTIZED         NET             REALIZED
SECURITY                                         TRANSACTION          SHARES        COST         PROCEEDS         GAIN (LOSS)


Lexmark International Group, Inc.
   Common Stock                                     various            69,683   $   464,555   $ 2,801,847        $ 2,337,292


MTI Holding Inc.
   12% Sr. Sec. Note                                 3/12/98         $113,386       113,386       113,386                 -
   Common Stock                                                         8,125       121,875       121,875                 -
   Common Stock Purchase Warrants                                       2,264             -             -                 -


Total Net Realized Gains for the
   Three Months Ended March 31, 1998                                            $   699,816   $ 3,037,108        $ 2,337,292
                                                                                ===========   ===========        ===========



               See the Accompanying Notes to the Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally by the Managing General Pertners 1% allocation of return of capital. Such allocation for the three months ended March 31, 1998, resulted in a $7,458 reduction of the principal amount of the Note.

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

     As stated in the Partnership Agreement, the Retirement Fund's allocable share of the Minimum Amount is $874,350, or $218,587 per quarter.

     The Investment Advisory Fee is paid quarterly in advance. The Investment Advisory Fees incurred by the Retirement Fund for the three months ended March 31, 1998 and 1997 were $218,587 and $250,434, respectively.

7. Fund Administration Fee and Expenses

     The Retirement Fund Administration Fees paid by the Fund for the three months ended March 31, 1998 and 1997 were $25,000 and $25,000 respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the three months ended March 31, 1998 and 1997, the Retirement Fund incurred Administrative expenses of $59,384 and $32,831, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the three months ended March 31, 1998 and 1997, the Retirement Fund incurred $37,700 and $35,000, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the three months ended March 31, 1998 and 1997, the Retirement Fund paid expenses of $23,940 and $8,566, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in
Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1998, the Retirement Fund received $53,706 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter of 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B Common Stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     On March 12, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $235,261. No gain, loss or income has been recorded on this transaction.

     All of the proceeds received during the first quarter of 1998 will be distributed to Limited Partners of record as of March 31, 1998 on May 15, 1998.

     As of March 31, 1998, the Retirement Fund had investments in 3 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group makes significant managerial assistance available) and 2 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $21,769,270 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $5,006,980 in senior notes and subordinated notes and $16,762,290 in common stock and purchase warrants.

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

     For the three months ended March 31, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1998, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,091,334 as compared to $14,949,252 for the three months ended March 31, 1997. Such depreciation was the result of adjustments in value made with respect to the following investments during the three months ended March 31, 1998:

     The amount includes the reversal of $2,183,398 of unrealized appreciation of Lexmark International Group, Inc. Class B Common Stock, due to the sale of the remaining 69,683 shares.

     On March 31, 1998, Quantegy Acquisition Corp., common stock was written down from 100% to 15% of remaining cost, resulting in unrealized depreciation of $2,313,946 to the Retirement Fund.

     On March 31, 1998, the R&S Strauss Inc., 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $1,593,750 to the Retirement Fund.

     On March 31, 1998, the Western Pioneer 10% Senior Subordinated Note par value was reduced resulting in unrealized depreciation of $240.

The following investments have been on non-accrual status as of the respective dates:

    Pergament Home Centers, Inc.
      Floating Rate Demand Note            July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994
    R&S  Strauss  Inc.
      15% Senior Subordinated Note         November 30, 1997

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

14. Subsequent Distributions

     On May 7, 1998, the Independent General Partners approved an aggregate cash distribution of $2,929,204 for the three months ended March 31, 1998, which will be paid on May 15, 1998 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of March 31, 1998 includes $873,234 of return of capital. On a per Unit basis, the distribution of $13.25 includes $9.30 of net realized gains and $3.95 of return of capital. The Managing General Partner's one percent allocation of $29,588 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

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

     Investments

     As of March 31, 1998, the Retirement Fund had a total of 6 Enhanced Yield Investments at a net cost of $22,004,531.

    Proceeds from Investments

    During the three months ended March 31, 1998, the Retirement Fund received proceeds from the following investments:

     On January 2, 1998, the Retirement Fund received $53,706 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter of 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B Common Stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     On March 12, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $235,261. No gain, loss or income has been recorded on this transaction.

     All of the proceeds received during the first quarter of 1998 will be distributed to Limited Partners of record as of March 31, 1998 on May 15, 1998.

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

    Results of Operations

     For the three months ended March 31, 1998, net investment income decreased by $1,065,980 as compared to the same period in 1997. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three months ended March 31, 1998, the Retirement Fund had investment income of $86,235, as compared to $1,232,802 for the same period in 1997. The decrease in 1998 investment income of 93% was primarily due to a decrease in interest and dividend income.

     The Retirement Fund incurred expenses of $353,996 for the three months ended March 31, 1998, as compared to $434,583 for the same period in 1997. The decrease in the 1998 expenses of $80,587 was primarily due to a decrease in Investment Advisory Fee and Professional Fees paid by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Professional Fees.

     The Retirement Fund experienced a decrease in net assets resulting from operations for the three months ended March 31, 1998 in the amount of $4,021,803, as compared to a decrease of $1,494,153 for the comparative period in 1997. The decrease in net assets for the three months ended March 31, 1998 is comprised of net investment loss of $267,761, net realized gains of $2,337,292 offset by a net change in unrealized depreciation of $6,091,334. For the comparable period in 1997, the decrease in net assets was comprised of net investment income of $798,219, net realized gains of $12,656,880 offset by a net change in unrealized depreciation of $14,949,252. (see Statements of Operations in the Financial Statements).

     For the three months ended March 31, 1998 and 1997, the Retirement Fund incurred Investment Advisory Fees of $218,587 and $250,434, respectively, (as described in Note 6 to the Financial Statements).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended March 31, 1998 and 1997 were $84,384 and $57,831, respectively. The increase from 1997 to 1998 of $26,554 is due primarily to the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the three months ended March 31, 1998 and 1997, were $37,700 and $35,000, respectively.

     The Retirement Fund incurred Professional Fees of $12,125 and $88,618 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the Retirement Fund incurred $23,940 of related party legal fees which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services (See Note 9 to Financial Statements).

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

     For the three months ended March 31, 1998, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,091,334 as compared to $14,949,252 for the three months ended March 31, 1997. The change in unrealized depreciation was primarily the result of unrealized depreciation in Quantegy Acquisition Corp. and R&S Strauss Inc. and the reversal of unrealized appreciation in Lexmark International Group, Inc.

        The following investments have been on non-accrual status as of the respective dates:

        Pergament Home Centers, Inc.
          Floating Rate Demand Note                July 1, 1996
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994
        R&S  Strauss  Inc.
        15% Senior Subordinated Note               November 30, 1997

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

Realized Gains and Losses on Investments

     For the three months ended March 31, 1998, the Retirement Fund recorded net realized gains of $2,337,292 on transactions involving one Enhanced Yield Investment. For the three months ended March 31, 1997, the Retirement Fund recorded net realized gains of $12,656,880 on transactions involving three Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the March 31, 1998, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1998.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1998.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner

Dated: May 13, 1998    /s/  James R. Wilson
                            -----------------------------
                            James R. Wilson
                            Title:  President



Dated: May 13, 1998    /s/ Andy Pitsillos
                           ------------------------------
                           Andy Pitsillos
                           Title:  Vice President and Chief
                                   Accounting Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1998.



                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner




Dated: May 13, 1998
                             James R. Wilson
                             Title:  President



Dated: May 13, 1998
                             Andy Pitsillos
                             Title:  Vice President and Chief
                             Accounting Officer