Form 10-Q
period 1998-06-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1998-08-14
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: June 30, 1998

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1998 and December 31, 1997        5

Statements of Operations - For the Three and Six Months
  Ended June 30, 1998 and 1997                             6

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1998 and 1997                      7

Statements of Cash Flows - For the Six months Ended
  June 30, 1998 and 1997                                   8

Statement of Changes in Partners' Capital -
  For the Six Months Ended June 30, 1998                   9

Schedule of Portfolio Investments - June 30, 1998         10

Supplemental Schedule of Realized Gains and Losses
  For the Six Months Ended June 30, 1998                  13

Notes to Financial Statements                             14


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    20


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                         23

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL




                                                                                       June 30, 1998
ASSETS:                                                            Notes                (Unaudited)            December 31, 1997
-------------------------------------------------                 -------            -----------------         -----------------
    Investments                                                   2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $10,030,290 at
               June 30, 1998 and $12,155,290
               at December 31, 1997)                                                  $        173,913         $      4,847,290
            Non-Managed Companies
               (amortized cost of $11,406,443 at
               June 30, 1998 and $10,367,470
               at December 31, 1997)                                                         2,133,197                4,884,451
        Temporary Investments
               (at amortized cost)                                                           4,675,097                6,898,850

    Cash                                                                                       101,910                   24,028
    Interest Receivable                                            2,12                              -                   19,322
    Receivable on Investment Sold                                  2,10                        495,110                        -
    Note Receivable                                                 3,4                        816,254                  832,534

TOTAL ASSETS                                                                          $      8,395,481         $     17,506,475
                                                                                      ================         ================


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                    9                $         43,407         $         52,721
        Independent General Partners' Fees Payable                   8                          10,474                    9,788
        Fund Administrative Expenses Payable                         7                         152,256                   38,958
        Other Accrued Liabilities                                                                4,039                    2,847
            Total Liabilities                                                                  210,176                  104,314

    Partners' Capital
        Managing General Partner                                    3,4                        655,711                  717,018
        Limited Partners (221,072 Units)                             4                       7,529,594               16,685,143
            Total Partners' Capital                                                          8,185,305               17,402,161

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $      8,395,481         $     17,506,475
                                                                                      ================         ================


             See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For the Three Months Ended        For the Six Months Ended
                                                               ----------------------------   -----------------------------
                                                               June 30, 1998  June 30, 1997   June 30, 1998   June 30, 1997
                                                               -------------  -------------   -------------   -------------
INVESTMENT INCOME- Notes 2,12:
      Interest                                                 $     83,183    $    452,549    $    169,418    $  1,624,815
      Dividend                                                         --             6,795            --            67,331
                    TOTAL INVESTMENT INCOME                          83,183         459,344         169,418       1,692,146

EXPENSES:
      Investment Advisory Fee- Note 6                               218,587         218,587         437,174         469,021
      Fund Administration Fees and Expenses- Note 7                 177,257         171,307         261,641         229,138
      Independent General Partners'
       Fees and Expenses - Note 8                                    40,443          35,041          78,143          70,041
      Professional Fees - Note 9                                      9,705          15,900          21,830         104,518
      Insurance Fees                                                   --             5,126              --           5,126
      Valuation Expenses                                              4,021            --             5,221           2,700
                    TOTAL EXPENSES                                  450,013         445,961         804,009         880,544

NET INVESTMENT (LOSS) INCOME                                       (366,830)         13,383        (634,591)        811,602

  NET CHANGE IN UNREALIZED DEPRECIATION
      ON INVESTMENTS- Note 12                                      (247,237)     (3,848,053)     (6,338,571)    (18,797,305)

NET REALIZED GAINS ON INVESTMENTS- Note 10                          133,074       4,502,379       2,470,366      17,159,260

NET (DECREASE) INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                $   (480,933)   $    667,709    $ (4,502,796)   $   (826,443)
                                                               ============    ============    ============    ============

               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                          For the Six Months Ended
                                                                                -------------------------------------------
                                                                                  June 30, 1998                June 30,1997
                                                                                -----------------           ---------------
FROM OPERATIONS:

     Net Decrease in Net Assets
       Resulting from Operations                                                $      (4,502,796)          $      (826,443)

     Cash Distributions to Partners                                                    (4,697,780)              (55,740,933)

     Reduction in Managing General Partners'
       Contribution                                                                       (16,280)                 (316,677)

     Total Decrease                                                                    (9,216,856)              (56,884,053)

NET ASSETS:

     Beginning of Period                                                               17,402,161                85,429,641

     End of Period                                                              $       8,185,305           $    28,545,588
                                                                                =================           ===============



               See the Accompanying Notes to Financial Statements.



                                         EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                               For the Six Months Ended
                                                                                     --------------------------------------------
INCREASE (DECREASE) IN CASH                                                             June 30, 1998               June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                -----------------           -----------------
       Interest and Discount Income                                                  $          10,328           $       5,945,410
       Fund Administration Fees & Expenses                                                    (148,342)                   (125,916)
       Investment Advisory Fee                                                                (437,174)                   (469,021)
       Independent General Partners' Fees and Expenses                                         (77,458)                    (77,679)
       Valuation Expenses                                                                       (4,029)                     (2,530)
       Sale (Purchase) of Temporary Investments, Net                                         2,402,165                   9,371,072
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                                       3,061,316                  41,126,450
       Professional Fees                                                                       (31,144)                    (85,878)
       Insurance Fees                                                                                -                      (2,990)
Net Cash Provided by Operating Activities                                                    4,775,662                  55,678,918
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                                       (4,697,780)                (55,740,933)
Net Cash Used in Financing Activities                                                       (4,697,780)                (55,740,933)
Net Increase (Decrease) in Cash                                                                 77,882                     (62,015)
Cash at the Beginning of the Period                                                             24,028                      62,948
Cash at the End of the Period                                                        $         101,910           $             933
                                                                                     =================           =================


               RECONCILIATION OF NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
                        OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                                       $      (4,502,796)          $        (826,443)

Adjustments to Reconcile Net Decrease in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                                      2,993,115                  33,338,262
(Increase) Decrease in Accrued Interest and other Investment
   Income                                                                                     (159,090)                  4,253,265
Decrease in Prepaid Expenses                                                                         -                       2,511
Increase in Other Accrued Liabilities                                                            1,192                         169
Increase in Fund Administration Expenses Payable                                               113,298                     103,222
Net Change in Unrealized  Depreciation on Investments                                        6,338,571                  18,797,305
Increase (Decrease) in Independent General Partners' Fees Payable                                  686                      (7,638)
(Decrease) Increase in Professional Fees Payable                                                (9,314)                     18,265
Total Adjustments                                                                            9,278,458                  56,505,361
Net Cash Provided by Operating Activities                                            $       4,775,662           $      55,678,918
                                                                                     =================           =================



               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   Managing        Limited
                                                         Notes   General Partner   Partners           Total
                                                         -----   --------------- ------------    -------------


FOR THE SIX MONTHS ENDED JUNE 30, 1998

Partners' Capital at March 31, 1998                                  $717,018    $  16,685,143    $  17,402,161
Cash Distributions to Partners                                             --       (4,697,780)      (4,697,780)
Reduction in Managing General Partners' Contribution        3         (16,280)             --           (16,280)
Allocation of Net Investment Income                        11          (6,346)        (628,245)        (634,591)
Allocation of Net Unrealized Depreciation
  on Investments                                           12         (63,386)      (6,275,185)      (6,338,571)
Allocation of Net Realized Gains on Investments                        24,705        2,445,661        2,470,366
Partners' Capital at June 30, 1998                                   $655,711    $   7,529,594    $   8,185,305
                                                                     ========    =============    =============




               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                June 30, 1998
                                                                  (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES


                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock        11/13/95    $  2,722,290   $ 2,722,290  $    173,913
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290       173,913        2.49
                                                                               ------------   -----------  -------------------------
                   LEATHER AND LEATHER PRODUCTS

                   LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
     621.90 Shares Leather U.S., Inc., Common Stock                 04/09/96     7,308,000      7,308,000              0
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000              0
                                                                               -----------   ------------    -----------       0.00


                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $10,030,290   $ 10,030,290    $   173,913       2.49%
                     ---------------------------------------                   -----------   ------------    ----------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                June 30, 1998
                                            (CONTINUED) (UNAUDITED)
    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE       % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE         COST         COST        (NOTE 2)     INVESTMENTS
-------------------  -------------------------------------------- ------------  ---------- ------------- ------------- -------------

                     NON-MANAGED  COMPANIES

                     DISTRIBUTION SERVICES

                     WESTERN PIONEER, INC. - NOTE 12
   $     4,730,000   Western Pioneer, Inc.,
                       Sr. Sub. Nts. 10% due 11/30/07*(a)           11/30/94     $ 653,289    $   653,289    $ 1,419,000
     81,081 Warrants Western Pioneer, Inc.,
                       Common Stock Purchase Warrants **            11/30/94             0              0              0
                                                                                 ---------    -----------    -----------
                                                                                   653,289        653,289      1,419,000      20.32
                                                                                 ---------    -----------    ----------------------
                     MISCELLANEOUS RETAIL

                     PERGAMENT HOME CENTERS, INC.- NOTES 10, 12
   $     2,543,200   Pergament Acq. Corp., Home Centers, Inc.
                      Floating Rate Demand Note due 07/31/00*(a)     10/18/91    2,174,538      2,174,538       474,137
      299.2 Shares   Pergament Holdings, Corp.,
                      Common Stock Class B **                        02/28/89    6,732,000      6,732,000             0
     106.778 Shares  Pergament Holdings, Corp.,
                      Common Stock Class C **                        02/28/89            0              0             0
                                                                               -----------    -----------   -----------
                                                                                 8,906,538      8,906,538       474,137        6.79
                                                                               -----------    -----------   -----------------------
                    MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       656,616   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00* (a)             06/13/90      656,616        656,616        85,360
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00* (a)             06/13/90    1,190,000      1,190,000       154,700
                                                                               -----------    -----------   -----------
                                                                                 1,846,616      1,846,616       240,060        3.44
                                                                               -----------    -----------   -----------------------


                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                $11,406,443    $11,406,443   $ 2,133,197       30.55%
                     ------------------------------------------                 ----------    -----------   -----------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $21,436,733    $21,436,733   $ 2,307,110       33.04%
                     ----------------------------------------------            -----------    -----------   -----------------------


                             See the Accompanying Notes to Financial Statements.

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 June 30, 1998
                                            (CONCLUDED) (UNAUDITED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------



                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $     4,700,000   Federal Home Loan Mortgage Disc Note,
                       5.45% due 8/05/98                            6/18/98    $  4,665,847   $    4,675,097   $  4,675,097
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  4,665,847   $    4,675,097   $  4,675,097   66.96%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  4,665,847   $    4,675,097   $  4,675,097   66.96
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 26,102,580   $   26,111,830   $  6,982,207  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $  4,674,443   $    4,674,443   $  2,133,197   30.55%
                     Common Stock and Warrants                                   16,762,290       16,762,290        173,913    2.49
                     Temporary Investments                                        4,665,847        4,675,097      4,675,097   66.96
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 26,102,580   $   26,111,830   $  6,982,207  100.00%
                     ----------------------------------------------            ============   ==============   ====================


                       * Restricted Security
                      ** Restricted Non-income Producing Security
                     (a) Non-accrual investment status.

                             See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                    PAR VALUE OR
                                                     DATE OF         NUMBER OF      AMORTIZED          NET            REALIZED
SECURITY                                           TRANSACTION         SHARES          COST          PROCEEDS        GAIN (LOSS)
------------------------------------              -------------     ------------   -----------     -------------   --------------
Lexmark International Group, Inc.
   Common Stock                                      various             69,683       464,555      $   2,801,847     $  2,337,292

MTI Holding Inc.
   12% Sr. Sec. Note                                 3/12/98         $  113,386       113,386            113,386               --
   Common Stock                                                           8,125       121,875            121,875               --
   Common Stock Purchase Warrants                                         2,264            --                 --               --


Total Net Realized Gains for the
  Three Months Ended March 31, 1998                                                $  699,816      $   3,037,108     $  2,337,292
                                                                                   ==========      =============     ============


MTI Holding Inc.
   Common Stock                                                           8,125    $       --      $     318,105     $    318,105(A)
   Common Stock Purchase Warrants                                         2,264            --             55,129           55,129

Polaris Pool Systems, Inc.
  Common Stock                                       4/23/98                 --            --              1,754            1,754(B)

R&S/ Strauss Inc.
   15% Sr. Sub. Note                                 6/17/98         $  278,384       278,384             36,470         (241,914)


Total Net Realized Gain for the
  Three Months Ended June 30, 1998                                                 $  278,384      $     411,458     $    133,074
                                                                                   ==========      =============     ============


Total Net Realized Gains for the
  Six Months Ended June 30, 1998                                                   $  978,200      $    3,448,566    $  2,470,366
                                                                                   ==========      ==============    ============


(A)  Proceeds represent our portion of an escrow account which is expected to be released in the next quarter.

(B)  Proceeds represent a distribution to the Fund from the escrow account.




               See the Accompanying Notes to the Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                   (UNAUDITED)

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally by the Managing General Pertners 1% allocation of return of capital. Such allocation for the six months ended June 30, 1998, resulted in a $16,280 reduction of the principal amount of the Note.

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

     The Investment Advisory Fee is paid quarterly in advance. The Investment Advisory Fees incurred by the Retirement Fund for the six months ended June 30, 1998 and 1997 were $437,174 and $469,021, respectively.

7. Fund Administration Fee and Expenses

     The Retirement Fund Administration Fees paid by the Fund for the six months ended June 30, 1998 and 1997 were $50,000 and $50,000 respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred Administrative expenses of $211,641 and $179,138, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred $78,143 and $70,041, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the six months ended June 30, 1998 and 1997, the Retirement Fund paid expenses of $3,145 and $8,566, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1998, and April 1, 1998, the Retirement Fund received $53,706 and $54,153 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter ended March 31, 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B Common Stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     On March 12, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $235,261. No gain, loss or income was recorded on this transaction. During the three months ended June 30, 1998, the Fund realized a gain of $373,234 of the sale.

     On April 23, 1998, the Retirement Fund received additional proceeds of $1,754 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On June 17, 1998, the Fund sold $278,384 par value of R&S/Strauss 15% Senior Subordinated Note for $36,470 resulting in a loss of $241,914.

     All of the proceeds received during the second quarter of 1998 will be distributed to Limited Partners of record as of June 30, 1998 on August 14, 1998.

     As of June 30, 1998, the Retirement Fund had investments in 2 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group makes significant managerial assistance available) and 3 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $21,436,733 (including $422,439 capitalized cost of payment-in-kind securities), consisting of $4,674,443 in senior notes and subordinated notes and $16,762,290 in common stock and purchase warrants.

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

     For the six months ended June 30, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1998, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,338,571 as compared to $18,797,305 for the six months ended June 30, 1997. Such depreciation was the result of adjustments in value made with respect to the following investments during the six months ended June 30, 1998:

     The amount includes the reversal of $2,183,398 of unrealized appreciation of Lexmark International Group, Inc. Class B Common Stock, due to the sale of the remaining 69,683 shares.

     On March 31, 1998, Quantegy Acquisition Corp., common stock was written down from 100% to 15% of remaining cost, resulting in unrealized depreciation of $2,313,946 to the Retirement Fund.

     On June 30, 1998, Quantegy Acquisition Corp., common stock was written down from 15% to 6.4% of remaining cost, resulting in unrealized depreciation of $234,431 to the Retirement Fund.

     On March 31, 1998, the R&S/Strauss Inc., 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $1,593,750 to the Retirement Fund.

     On March 31, 1998, the Western Pioneer 10% Senior Subordinated Note par value was reduced resulting in unrealized depreciation of $240.

     On June 30, 1998, R&S/Strauss Inc. 15% Senior Subordinated Note was written down from 25% to 13% of par, resulting in unrealized depreciation of $221,594 to the Retirement Fund.

     The reversal of $208,788 of unrealized depreciation due to the sale of $278,384 par value of R&S/Strauss 15% Senior Subordinated Note.

The following investments have been on non-accrual status as of the respective dates:



    Pergament Home Centers, Inc.
      Floating Rate Demand Note            July 1, 1996
    Western Pioneer, Inc. 10%
      Senior Subordinated Note             November 30, 1994
    R&S/Strauss  Inc.
      15% Senior Subordinated Note         November 30, 1997

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

14. Subsequent Distributions

     On August 6, 1998, the Independent General Partners approved an aggregate cash distribution of $331,608 for the six months ended June 30, 1998, which will be paid on August 14, 1998 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of June 30, 1998 includes $331,608 of return of capital. On a per Unit basis, the distribution of $1.50 represents return of capital. The Managing General Partner's one percent allocation of $3,350 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

15.  Subsequent Events

     On July 24, 1998, the Fund sold the Pergament Home Centers, Inc. Floating Rate Promissory Note and Class B and Class C common stock back to Pergament for $448,800 and realized a loss of $8,457,738 on the sale.

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

     Investments

     As of June 30, 1998, the Retirement Fund had a total of 5 Enhanced Yield Investments at a net cost of $21,436,733.

    Proceeds from Investments

     During the six months ended June 30, 1998, the Retirement Fund received proceeds from the following investments:

     On January 2, 1998 and April 1, 1998, the Retirement Fund received $53,706 and $54,153 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter ended March 31, 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B Common Stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     On March 12, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $235,261. No gain, loss or income was recorded on this transaction. During the three months ended June 30, 1998, the Fund realized a gain of $373,234 of the sale.

    On April 23, 1998, the Retirement Fund received additional proceeds of $1,754 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On June 17, 1998, the Fund sold $278,384 par value of R&S/Strauss 15% Senior Subordinated Note for $36,470 resulting in a loss of $241,914.

     All of the proceeds received during the second quarter of 1998 will be distributed to Limited Partners of record as of June 30, 1998 on August 14, 1998.

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

Results of Operations

     For the three and six months ended June 30, 1998, net investment income decreased by $380,213 and $1,446,193 respectively, as compared to the same periods in 1997. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three and six months ended June 30, 1998, the Retirement Fund had investment income of $83,183 and $169,418 respectively, as compared to $459,344 and $1,692,146, respectively, for the same periods in 1997. The decrease in 1998 investment income of 90% was primarily due to a decrease in interest and dividend income.

     The Retirement Fund incurred expenses of $450,013 and $804,009 for the three and six months ended June 30, 1998, as compared to $445,961 and $880,544, respectively, for the same periods in 1997. The decrease in the 1998 expenses of $76,535 was primarily due to a decrease in Investment Advisory Fee and Professional Fees paid by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Professional Fees.

     The Retirement Fund experienced a decrease in net assets resulting from operations for the six months ended June 30, 1998 in the amount of $4,502,796, as compared to a decrease of $826,443 for the comparative period in 1997. The decrease in net assets for the six months ended June 30, 1998 is comprised of net investment loss of $634,591, net realized gains of $2,470,366 offset by a net change in unrealized depreciation of $6,338,571. For the comparable period in 1997, the decrease in net assets was comprised of net investment income of $811,602, net realized gains of $17,159,260 offset by a net change in unrealized depreciation of $18,797,305. (see Statements of Operations in the Financial Statements).

     For the three months ended June 30, 1998 and 1997, the Retirement Fund incurred Investment Advisory Fees of $218,587 and $218,587, respectively. For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred Investment Advisory Fees of $437,174 and $469,021, respectively. (as described in Note 6 to the Financial Statements).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended June 30, 1998 and 1997 were $177,257 and $171,307, respectively and for the six months ended June 30, 1998 and 1997 were $261,641 and $229,138, respectively. The increase from 1997 to 1998 of $32,503 is due primarily to the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the three and six months ended June 30, 1998 and 1997, were $40,443 and $35,041, respectively, and $78,143 and $70,041 respectively.

     The Retirement Fund incurred Professional Fees of $9,705 and $21,830 for the three and six months ended June 30, 1998 as compared to $15,900 and $104,518 for the same periods in 1997. For the three months ended June 30, 1998, the Retirement Fund incurred $31,144 of related party legal fees which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services (See Note 9 to Financial Statements).

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

     For the six months ended June 30, 1998, the Retirement Fund recorded net unrealized depreciation on Enhanced Yield Investments of $6,338,571 as compared to $18,797,305 for the six months ended June 30, 1997. The change in unrealized depreciation was primarily the result of unrealized depreciation in Quantegy Acquisition Corp. and R&S/Strauss Inc., the reversal of unrealized appreciation in Lexmark International Group, Inc. and the reversal of unrealized depreciation on partial sale of R&S/Strauss.

        The following investments have been on non-accrual status as of the respective dates:

        Pergament Home Centers, Inc.
          Floating Rate Demand Note                July 1, 1996
        Western Pioneer, Inc. 10%
          Senior Subordinated Note                 November 30, 1994
        R&S/Strauss  Inc.
        15% Senior Subordinated Note               November 30, 1997

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

Realized Gains and Losses on Investments

     For the three and six months ended June 30, 1998, the Retirement Fund recorded net realized gains of $133,074 and $2,470,366, respectively. on transactions involving one Enhanced Yield Investment. For the six months ended June 30, 1997, the Retirement Fund recorded net realized gains of $17,159,260 on transactions involving three Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the June 30, 1998, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1998.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1998.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner

Dated: August 14, 1998      /s/  James R. Wilson
                            -----------------------------
                            James R. Wilson
                            Title:  President



Dated: August 14, 1998     /s/ Andy Pitsillos
                           ------------------------------
                           Andy Pitsillos
                           Title:  Vice President and Chief
                                   Accounting Officer

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1998.



                             EQUITABLE CAPITAL PARTNERS
                             (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group
                              Incorporated, as Managing General Partner




Dated: August 14, 1998
                              James R. Wilson
                              Title:  President



Dated: August 14, 1998
                              Andy Pitsillos
                              Title:  Vice President and Chief
                              Accounting Officer