Form 10-Q
period 1998-09-30
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1998-11-13
CIK 829305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended: September 30, 1998

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                               Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1998 and December 31, 1997         5

Statements of Operations - For the Three and Nine Months
  Ended September 30, 1998 and 1997                              6

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1998 and 1997                       7

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1998 and 1997                                    8

Statement of Changes in Partners' Capital -
  For the Nine Months Ended September 30, 1998                   9

Schedule of Portfolio Investments - September 30, 1998          10

Supplemental Schedule of Realized Gains and Losses
  For the Nine Months Ended September 30, 1998                  12

Notes to Financial Statements                                   13


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          20


                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                               23

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL




ASSETS:                                                           Notes            September 30, 1998        December 31, 1997
                                                                                       (Unaudited)
    Investments                                                  2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
               (amortized cost of $10,030,290 at
               September 30, 1998 and $12,155,290
               at December 31, 1997)                                                        $      --              $ 4,847,290
            Non-Managed Companies
               (amortized cost of $1,846,616 at
               September 30, 1998 and $10,367,470
               at December 31, 1997)                                                               --                4,884,451
        Temporary Investments
               (at amortized cost)                                                          4,490,213                6,898,850

    Cash                                                                                      354,921                   24,028
    Interest Receivable                                            2,12                             -                   19,322
    Receivable on Investment Sold                                  2,10                       495,110                        -
    Note Receivable                                                3,4                        810,340                  832,534

TOTAL ASSETS                                                                              $ 6,150,584             $ 17,506,475
                                                                                          ===========             ============


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                   9                        $ 37,248                 $ 52,721
        Independent General Partners' Fees Payable                  8                           9,553                    9,788
        Fund Administrative Expenses Payable                        7                          70,750                   38,958
        Other Accrued Liabilities                                                               4,039                    2,847
            Total Liabilities                                                                 121,590                  104,314

    Partners' Capital
        Managing General Partner                                   3,4                        631,609                  717,018
        Limited Partners (221,072 Units)                            4                       5,397,385               16,685,143
            Total Partners' Capital                                                         6,028,994               17,402,161

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $ 6,150,584             $ 17,506,475
                                                                                          ===========             ============

             See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the Three Months Ended        For the Nine Months Ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                    1998               1997             1998               1997
                                                                -------------     -------------     -------------     -------------
INVESTMENT INCOME- Notes 2,12:
      Interest                                                  $      64,533     $     231,192     $     233,951     $   1,856,007
      Dividend                                                           --                --                --              67,331
                     TOTAL INVESTMENT INCOME                           64,533           231,192           233,951         1,923,338

EXPENSES:
      Investment Advisory Fee- Note 6                                 218,587           218,587           655,761           687,608
      Fund Administration Fees and Expenses- Note 7                    95,750           101,196           357,391           330,334
      Independent General Partners'
       Fees and Expenses - Note 8                                      39,253            36,844           117,396           106,885
      Professional Fees - Note 9                                         --               6,212            21,830           110,730
      Insurance Fees                                                     --                --                  --             5,126
      Valuation Expenses                                                 --               1,700             5,221             4,400
                     TOTAL EXPENSES                                   353,590           364,539         1,157,599         1,245,083

NET INVESTMENT (LOSS) INCOME                                         (289,057)         (133,347)         (923,648)          678,255

NET CHANGE IN UNREALIZED APPRECIATION
      (DEPRECIATION) ON INVESTMENTS- Note 12                        7,252,717         3,394,533           914,146       (15,402,772)

NET REALIZED (LOSS) GAIN ON INVESTMENTS- Note 10                   (8,782,449)       (4,303,311)       (6,312,083)       12,855,950

NET DECREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                 $  (1,818,789)    $  (1,042,125)    $  (6,321,585)    $  (1,868,567)
                                                                =============     =============     =============     =============

               See the Accompanying Notes to Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                  For the Nine Months Ended
                                                                September 30,     September 30,
                                                                     1998             1997
FROM OPERATIONS:                                                -------------     -------------

     Net Decrease in Net Assets
       Resulting from Operations                                $  (6,321,585)    $  (1,868,567)

     Cash Distributions to Partners                                (5,029,388)      (62,002,512)

     Reduction in Managing General Partners'
       Contribution                                                   (22,194)         (331,838)

     Total Decrease                                               (11,373,167)      (64,202,917)

NET ASSETS:

     Beginning of Period                                           17,402,161        85,429,641

     End of Period                                              $   6,028,994     $  21,226,724
                                                                =============     =============



               See the Accompanying Notes to Financial Statements.



                                         EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                               September 30,     September 30,
                                                                                    1998              1997
INCREASE (DECREASE) IN CASH                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                            $      10,718     $   1,894,684
       Fund Administration Fees & Expenses                                          (325,598)         (318,690)
       Investment Advisory Fee                                                      (655,761)         (687,608)
       Independent General Partners' Fees and Expenses                              (117,632)         (118,614)
       Valuation Expenses                                                             (4,029)           (7,251)
       Sale (Purchase) of Temporary Investments, Net                               2,651,192        12,488,055
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                             3,838,694        48,873,786
       Professional Fees                                                             (37,303)         (102,090)
       Insurance Fees                                                                   --              (2,991)
Net Cash Provided by Operating Activities                                          5,360,281        62,019,281
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                             (5,029,388)      (62,002,512)
Net Cash Used in Financing Activities                                             (5,029,388)      (62,002,512)
Net Increase in Cash                                                                 330,893            16,769
Cash at the Beginning of the Period                                                   24,028            62,948
Cash at the End of the Period                                                  $     354,921     $      79,717
                                                                               =============     =============


                                        RECONCILIATION OF NET DECREASE IN NET ASSETS RESULTING FROM
                                         OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Decrease In Net Assets
     Resulting From Operations                                                 $  (6,321,585)    $  (1,868,567)

Adjustments to Reconcile Net Decrease in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                           12,801,969        48,505,893
(Increase) Decrease in Accrued Interest and other Investment
   Income                                                                           (223,233)          (28,655)
Decrease in Prepaid Expenses                                                            --               2,511
Increase in Other Accrued Liabilities                                                  1,192            (2,852)
Increase in Fund Administration Expenses Payable                                      31,792            11,644
Net Change in Unrealized  Depreciation on Investments                               (914,146)       15,402,772
Decrease in Independent General Partners' Fees Payable                                  (235)          (11,729)
(Decrease) Increase in Professional Fees Payable                                     (15,473)            8,264
Total Adjustments                                                                 11,681,866        63,887,848
Net Cash Provided by Operating Activities                                      $   5,360,281     $  62,019,281
                                                                               =============     =============



               See the Accompanying Notes to Financial Statements.


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                    Managing           Limited
                                                                      Notes      General Partner       Partners        Total
                                                                      -----      ---------------       --------        -----


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Partners' Capital at January 1, 1998                                               $   717,018      $ 16,685,143    $ 17,402,161
Cash Distributions to Partners                                                              --        (5,029,388)     (5,029,388)
Reduction in Managing General Partners' Contribution                    3              (22,194)             --           (22,194)
Allocation of Net Investment Income                                    11               (9,236)         (914,412)       (923,648)
Allocation of Net Unrealized Depreciation
  on Investments                                                       12                9,141           905,005         914,146
Allocation of Net Realized Gains on Investments                                        (63,120)       (6,248,963)     (6,312,083)
Partners' Capital at September 30, 1998                                            $   631,609      $  5,397,385     $ 6,028,994
                                                                                   ===========      ============     ===========




               See the Accompanying Notes to Financial Statements.

                                                EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                SEPTEMBER 30, 1998
                                                                  (UNAUDITED)

    PRINCIPAL                                                      INVESTMENT   INVESTMENT    AMORTIZED      VALUE      % OF TOTAL
  AMOUNT/SHARES                            INVESTMENT                 DATE         COST          COST       (NOTE 2)    INVESTMENTS
------------------ ----------------------------------------------  ----------  ------------  ------------ ------------- -----------

                   ENHANCED YIELD INVESTMENTS
                   MANAGED COMPANIES


                   MISCELLANEOUS MANUFACTURING

                   QUANTEGY ACQUISITION CORP.
                    (FORMERLY AMPEX RECORDING MEDIA)
    123.50 Shares  Quantegy Acquisition Corp., Common Stock         11/13/95   $  2,722,290   $ 2,722,290  $          0
                                                                               ------------   -----------  ------------
                                                                                  2,722,290     2,722,290             0        0.00
                                                                               ------------   -----------  -------------------------
                   LEATHER AND LEATHER PRODUCTS

                   LEATHER U.S., INC. - NOTE 12
                     (FORMERLY UNITED STATES LEATHER HOLDINGS, INC.)
     621.90 Shares Leather U.S., Inc., Common Stock                 04/09/96     7,308,000      7,308,000              0
                                                                               -----------   ------------    -----------
                                                                                 7,308,000      7,308,000              0
                                                                               -----------   ------------    -----------       0.00


                     TOTAL INVESTMENT IN  MANAGED  COMPANIES                   $10,030,290   $ 10,030,290    $         0       0.00%
                     ---------------------------------------                   -----------   ------------    ----------------------


                     NON-MANAGED  COMPANIES

                     MISCELLANEOUS RETAIL

                     R&S/STRAUSS, INC.
                     (FORMERLY WSR ACQUISITION CORP.)
   $       656,616   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00* (a)             06/13/90      656,616        656,616             0
   $     1,190,000   R&S/Strauss, Inc.,
                      Sr. Sub. Nt. 15% due 05/31/00* (a)             06/13/90    1,190,000      1,190,000             0
                                                                               -----------    -----------   -----------
                                                                                 1,846,616      1,846,616             0        0.00
                                                                               -----------    -----------   -----------------------


                     TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                  1,846,616      1,846,616             0        0.00
                     ------------------------------------------                 ----------    -----------   -----------------------


                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $11,876,906    $11,876,906   $         0        0.00%
                     ----------------------------------------------            -----------    -----------   -----------------------


                             See the Accompanying Notes to Financial Statements.

                                 EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 SEPTEMBER 30, 1998
                                               (CONCLUDED) (UNAUDITED)


    PRINCIPAL                                                      INVESTMENT     INVESTMENT    AMORTIZED       VALUE   % OF TOTAL
  AMOUNT/SHARES                    INVESTMENT                         DATE          COST          COST        (NOTE 2)   INVESTMENTS
-------------------  ------------------------------------------   ------------   -----------  ------------  ---------- -------------


                     TEMPORARY INVESTMENTS

                     COMMERCIAL PAPER

   $     4,500,000   Federal Home Loan Mortgage Disc Note,
                       5.22% due 10/16/98                           6/18/98    $  4,488,908   $    4,490,213   $  4,490,213
                                                                               ------------   --------------   ------------
                     TOTAL INVESTMENT IN COMMERCIAL PAPER                      $  4,488,908   $    4,490,213   $  4,490,213  100.00%
                     ------------------------------------                      ------------   --------------   --------------------


                     TOTAL TEMPORARY INVESTMENTS                               $  4,488,908   $    4,490,213   $  4,490,213  100.00
                     ---------------------------                               ------------   --------------   --------------------

                     TOTAL INVESTMENT PORTFOLIO                                $ 16,365,814   $   16,367,119   $  4,490,213  100.00%
                     --------------------------                                ============   ==============   ====================




                     SUMMARY OF  INVESTMENTS
                     Subordinated Notes                                        $  1,846,616   $    1,846,616   $          0    0.00%
                     Common Stock and Warrants                                   10,030,290       10,030,290              0    0.00
                     Temporary Investments                                        4,488,908        4,490,213      4,490,213  100.00
                                                                               ------------   --------------   --------------------

                     TOTAL INVESTMENT IN ENHANCED YIELD INVESTMENTS            $ 16,365,814   $   16,367,119   $  4,490,213  100.00%
                     ----------------------------------------------            ============   ==============   ====================


                       *  Restricted Security
                      (a) Non-accrual investment status.


                             See the Accompanying Notes to Financial Statements.

                               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                    (UNAUDITED)

                                                                    PAR VALUE OR
                                                     DATE OF         NUMBER OF      AMORTIZED          NET            REALIZED
SECURITY                                           TRANSACTION         SHARES          COST          PROCEEDS        GAIN (LOSS)
------------------------------------              -------------     ------------   -----------     -------------   --------------
Lexmark International Group, Inc.
   Common Stock                                      various             69,683    $   464,555      $   2,801,847   $  2,337,292

MTI Holdings, Inc.
   12% Sr. Sec. Note                                 3/12/98         $  113,386        113,386            113,386             --
   Common Stock                                                           8,125        121,875            121,875             --
   Common Stock Purchase Warrants                                         2,264             --                 --             --


Total Net Realized Gains for the
  Three Months Ended March 31, 1998                                                $   699,816      $   3,037,108   $  2,337,292
                                                                                   ===========      =============   ============


MTI Holdings, Inc.
   Common Stock                                                           8,125    $        --      $     318,105   $    318,105(A)
   Common Stock Purchase Warrants                                         2,264             --             55,129         55,129(A)

Polaris Pool Systems, Inc.
  Common Stock                                       4/23/98                 --             --              1,754          1,754(B)

R&S/ Strauss, Inc.
   15% Sr. Sub. Note                                 6/17/98         $  278,384        278,384             36,470       (241,914)

Total Net Realized Gain for the
  Three Months Ended June 30, 1998                                                 $   278,384      $     411,458   $    133,074
                                                                                   ===========      =============   ============
Pergament Home Centers, Inc.
    Floating Rate Demand Note                        7/24/98         $2,543,200    $ 2,120,960      $     448,800   $ (1,672,160)
    Common Stock Class B                                                299.200      6,732,000                 --     (6,732,000)
    Common Stock Class C                                                106.778             --                 --             --

Western Pioneer, Inc.
    Common Stock                                     9/15/98         $4,730,000        653,289            275,000       (378,289)
    Common Stock Purchase Warrants                                       81,081             --                 --             --

Total Net Realized Loss for the
  Three Months Ended September 30, 1998                                            $ 9,506,249      $     723,800   $ (8,782,449)
                                                                                   ===========      =============   ============
Total Net Realized Loss for the
  Nine Months Ended September 30, 1998                                             $10,484,449      $   4,172,366   $ (6,312,083)
                                                                                   ===========      =============   ============


(A)  Proceeds represent our portion of an escrow account which is expected to be released in the next quarter.

(B)  Proceeds represent a distribution to the Fund from the escrow account.




               See the Accompanying Notes to the Financial Statements.

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1998
                                   (UNAUDITED)

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

     As stated in the Partnership Agreement, the Retirement Fund reached the end of its 10 year term on October 13, 1998. The Retirement Fund is in the process of liquidating the last remaining portfolio company and expects to make a final distribution in December 1998.

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

3.  Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally by the Managing General Pertners 1% allocation of return of capital. Such allocation for the nine months ended September 30, 1998, resulted in a $22,194 reduction of the principal amount of the Note.

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

     The Investment Advisory Fee is paid quarterly in advance. The Investment Advisory Fees incurred by the Retirement Fund for the nine months ended September 30, 1998 and 1997 were $655,761 and $687,608, respectively.

7. Fund Administration Fee and Expenses

     The Retirement Fund Administration Fees paid by the Fund for the nine months ended September 30, 1998 and 1997 were $75,000 and $75,000 respectively.

     Beginning October 13, 1996, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the nine months ended Septmeber 30, 1998 and 1997, the Retirement Fund incurred Administrative expenses of $282,391 and $255,334, respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

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

     For the nine months ended September 30, 1998 and 1997, the Retirement Fund incurred $117,396 and $106,885, respectively, of Independent General Partners' Fees and Expenses.

9.  Related Party Transactions

     For the nine months ended September 30, 1998 and 1997, the Retirement Fund paid expenses of $5,068 and $9,108, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in
Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     On January 2, 1998, April 1, 1998 and July 1, 1998, the Retirement Fund received $53,706, $54,153 and $53,577 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter ended March 31, 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B Common Stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     On March 12, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $235,261. No gain, loss or income was recorded on this transaction. During the six months ended June 30, 1998, the Fund realized a gain of $373,234 of the sale.

     On April 23, 1998, the Retirement Fund received additional proceeds of $1,754 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On June 17, 1998, the Fund sold $278,384 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $36,470 resulting in a loss of $241,914.

     On July 24, 1998, the Fund sold its Pergament Acq. Corp., Home Centers, Inc. Floating Rate Demand Note , Class B common stock and Class C common stock for $448,800 resulting in a loss of $8,404,160 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants for $275,000 resulting in a loss of $378,289 to the Fund.

     All of the proceeds received during the third quarter of 1998 will be distributed to Limited Partners of record as of September 30, 1998 on November 16, 1998.

     As of September 30, 1998, the Retirement Fund had investments in 2 Managed Companies (a Managed Company is one to which the Retirement Fund, the Managing General Partner or other persons in the Retirement Fund's investor group makes significant managerial assistance available) and 1 Non-Managed Companies (a Non-Managed Company is one to which such assistance is not provided) totaling $11,876,906 consisting of $1,846,616 in senior notes and subordinated notes and $10,030,290 in common stock and purchase warrants.

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

     For the nine months ended September 30, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner.

12. Unrealized Appreciation/Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1998, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $914,146 as compared to $15,402,772 of unrealized depreciation for the nine months ended September 30, 1997. Such depreciation was the result of adjustments in value made with respect to the following investments during the nine months ended September 30, 1998:

     The amount includes the reversal of $2,183,398 of unrealized appreciation of Lexmark International Group, Inc. Class B Common Stock, due to the sale of the remaining 69,683 shares.

     On March 31, 1998, Quantegy Acquisition Corp., common stock was written down from 100% to 15% of remaining cost, resulting in unrealized depreciation of $2,313,946 to the Retirement Fund.

     On March 31, 1998, the R&S/Strauss, Inc., 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $1,593,750 to the Retirement Fund.

     On March 31, 1998, the Western Pioneer 10% Senior Subordinated Note par value was reduced resulting in unrealized depreciation of $240.

     On June 30, 1998, Quantegy Acquisition Corp., common stock was written down from 15% to 6.4% of remaining cost, resulting in unrealized depreciation of $234,431 to the Retirement Fund.

     On June 30, 1998, R&S/Strauss, Inc. 15% Senior Subordinated Note was written down from 25% to 13% of par, resulting in unrealized depreciation of $221,594 to the Retirement Fund.

     The reversal of $208,788 of unrealized depreciation due to the sale of $278,384 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note.

     The reversal of $8,432,401 of unrealized depreciation due to the sale of its Pergament Acq. Corp., Home Centers, Inc. Floating Rate Demand Note , Class B common stock and Class C common stock.

     The reversal of $765,711 of unrealized appreciation due to the sale of its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants.

     On September 30, 1998, Quantegy Acquisition Corp., common stock was written down from 6.4% of cost to zero resulting in unrealized depreciation of $173,913 to the Fund.

     On  September  30,  1998,  the  remaining  R&S/Strauss,   Inc.  15%  Senior
Suborinated Note was written down from 13% of par to zero resulting in unrealized depreciation of $240,060 to the Fund.

     The following investment has been on non-accrual status as of the following date:

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

14. Subsequent Distributions

     On October 28, 1998, the Independent General Partners approved an aggregate cash distribution of $2,248,302 for the nine months ended September 30, 1998, which will be paid on November 16, 1998 to the Limited Partners. The amount that will be distributed to Limited Partners on record as of September 30, 1998 includes $2,248,302 of return of capital. On a per Unit basis, the distribution of $10.17 represents return of capital. The Managing General Partner's one percent allocation of $22,710 is being held as a Deferred Distribution Amount resulting in no distribution to the Managing General Partner.

15.  Subsequent Events

     On October 7, 1998, the Fund sold its Leather U.S. Inc. Common Stock for $124,380 and realized a loss of $7,183,620 on the sale.

     On November 5, 1998, the Fund sold its remaining portion of R&S/Strauss, Inc. for $18,559 and realized a loss of $1,828,057 on the sale.

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

     Investments

     As of September 30, 1998, the Retirement Fund had a total of 3 Enhanced Yield Investments at a net cost of $11,876,906.

     Proceeds from Investments

     During the nine months ended September 30, 1998, the Retirement Fund received proceeds from the following investments:

     On January 2, 1998, April 1, 1998 and July 1, 1998, the Retirement Fund received $53,706, $54,153 and $53,577 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income has been recorded on this transaction.

     During the first quarter ended March 31, 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B Common Stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     On March 12, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $235,261. No gain, loss or income was recorded on this transaction. During the six months ended June 30, 1998, the Fund realized a gain of $373,234 of the sale.

    On April 23, 1998, the Retirement Fund received additional proceeds of $1,754 from Polaris Pool Systems, Inc. The money represents proceeds from the sale of the investments from prior years that have been held in escrow for future adjustments and expenses not paid on the sale dates.

     On June 17, 1998, the Fund sold $278,384 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $36,470 resulting in a loss of $241,914.

     On July 24, 1998, the Fund sold its Pergament Home Centers, Inc. Floating Rate Demand Note , Class B common stock and Class C common stock for $448,800 resulting in a loss of $8,404,160 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants for $275,000 resulting in a loss of $378,289 to the Fund.

     All of the proceeds received during the third quarter of 1998 will be distributed to Limited Partners of record as of September 30, 1998 on November 16, 1998.

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

Results of Operations

     For the three and nine months ended September 30, 1998, net investment income decreased by $155,710 and $1,601,903 respectively, as compared to the same periods in 1997. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997, reflects the decrease in interest and dividend income partially offset by the decrease in Fund Administration Fees and Expenses.

     For the three and nine months ended September 30, 1998, the Retirement Fund had investment income of $64,533 and $233,951 respectively, as compared to $231,192 and $1,923,338, respectively, for the same periods in 1997. The decrease in 1998 investment income of 88% was primarily due to a decrease in interest and dividend income.

     The Retirement Fund incurred expenses of $353,590 and $1,157,599 for the three and nine months ended September 30, 1998, as compared to $364,539 and $1,245,083, respectively, for the same periods in 1997. The decrease in the 1998 expenses of $87,484 was primarily due to a decrease in Investment Advisory Fee and Professional Fees paid by the Retirement Fund. The Retirement Fund's major expenses consist of the Investment Advisory Fee, the Fund Administration Fees and Professional Fees.

     The Retirement Fund experienced a decrease in net assets resulting from operations for the nine months ended September 30, 1998 in the amount of $6,321,585, as compared to a decrease of $1,868,567 for the comparative period in 1997. The decrease in net assets for the nine months ended September 30, 1998 is comprised of net investment loss of $923,648, net realized loss of $6,312,083 offset by a net change in unrealized appreciation of $914,146. For the comparable period in 1997, the decrease in net assets was comprised of net investment income of $678,255, net realized gains of $12,855,950 offset by a net change in unrealized depreciation of $15,402,772. (see Statements of Operations in the Financial Statements).

     For the three months ended September 30, 1998 and 1997, the Retirement Fund incurred Investment Advisory Fees of $218,587 and $218,587, respectively. For the nine months ended September 30, 1998 and 1997, the Retirement Fund incurred Investment Advisory Fees of $655,761 and $687,608, respectively. (as described in Note 6 to the Financial Statements).

     The Retirement Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the three months ended September 30, 1998 and 1997 were $95,750 and $101,196, respectively and for the nine months ended September 30, 1998 and 1997 were $357,391 and $330,334, respectively. The increase from 1997 to 1998 of $27,057 is due primarily to the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Retirement Fund.

     Independent General Partners' Fees and Expenses incurred for the three and nine months ended September 30, 1998 and 1997, were $39,253 and $117,396, respectively, and $36,844 and $106,885 respectively.

     The Retirement Fund incurred no Professional Fees for the three months ended September 30, 1998. For the nine months ended September 30, 1998, the Fund incurred Professional Fees of $21,830. For the three and months ended September 30, 1997 the Fund incurred Professional Fees of $6,212 and $110,730, respectively. For the nine months ended September 30, 1998, the Retirement Fund incurred $36,638 of related party legal fees which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services (See Note 9 to Financial Statements).

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

     For the nine months ended September 30, 1998, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $914,146 as compared to $15,402,772 of unrealized depreciation for the nine months ended September 30, 1997. The change in unrealized depreciation was primarily the result of unrealized depreciation in Quantegy Acquisition Corp., R&S/Strauss, Inc. and Western Pioneer, Inc. the reversal of unrealized appreciation in Lexmark International Group, Inc. and Western Pioneer, Inc. and the reversal of unrealized depreciation due to the sale of Pergament Home Centers, Inc. and the partial sale of R&S/Strauss.

     The following investment has been on non-accrual status as of the following date:

        R&S/Strauss,  Inc.
        15% Senior Subordinated Note               November 30, 1997

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

Realized Gains and Losses on Investments

     For the three and nine months ended September 30, 1998, the Retirement Fund recorded net realized loss of $8,782,449 and $6,312,083, respectively. on transactions involving six Enhanced Yield Investment. For the three months ended September 30, 1997, the Fund recorded net realized losses of $4,303,311. For the nine months ended September 30, 1997, the Retirement Fund recorded net realized gains of $12,855,950 on transactions involving five Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses).

                          PART II - OTHER INFORMATION


Items 1 though 5 are herewith omitted as the response to all items is either none or not applicable for the September 30, 1998, Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1998.

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

(b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1998.

                        EQUITABLE CAPITAL PARTNERS
                         (RETIREMENT FUND), L.P.

                        By:  Alliance Corporate Finance Group
                             Incorporated, as Managing General Partner

Dated: November 14, 1998    /s/  James R. Wilson
                            -----------------------------
                            James R. Wilson
                            Title:  President



Dated: November 14, 1998   /s/ Andy Pitsillos
                           ------------------------------
                           Andy Pitsillos
                           Title:  Vice President and Chief
                                   Accounting Officer

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1998.



                             EQUITABLE CAPITAL PARTNERS
                             (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group
                              Incorporated, as Managing General Partner




Dated: November 14, 1998
                              James R. Wilson
                              Title:  President



Dated: November 14, 1998
                              Andy Pitsillos
                              Title:  Vice President and Chief
                              Accounting Officer