Form 10-K
period 1998-12-31
EQUITABLE CAPITAL PARTNERS RETIREMENT FUND LP
filed 1999-03-30
CIK 829305

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the year ended                         01-16532
           December 31, 1998                  Commission File Number

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
      (Exact name of registrant as specified in its governing instruments)


            Delaware                                 13-3486106
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

                                     Part I


Item 1.    Business

Formation

     Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund" or the "Registrant") was formed along with Equitable Capital Partners, L.P. (collectively with the Retirement Fund referred to as the "Funds"). The Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on February 2, 1988 and the Funds' operations commenced on October 13, 1988. Following liquidation and winding-up of the Funds, Certificates of Cancellation of the Certificates of Limited Partnership were filed by the Funds on January 27, 1999. The Retirement Fund's objective was to seek current income and capital appreciation potential by investing in privately structured, friendly leveraged acquisitions and leveraged recapitalizations. The Retirement Fund pursued this objective by investing primarily in subordinated debt and related equity securities ("Mezzanine Investments") issued in conjunction with the "mezzanine financing" of leveraged acquisitions and leveraged recapitalizations. Mezzanine Investments, follow-on investments, bridge investments and certain other investments which the Retirement Fund was permitted to invest in are referred to herein as "Enhanced Yield Investments."

     On July 22, 1993, Equitable Capital Management Corporation ("Equitable Capital"), formerly the Managing General Partner and investment adviser of the Funds, transferred substantially all of the assets comprising Equitable Capital's business to Alliance Capital Management L.P. ("Alliance Capital") and its wholly-owned subsidiary, Alliance Corporate Finance Group Incorporated
("Alliance Corporate"). In connection with such transaction, the limited partners of the Funds, voted to approve a new investment advisory agreement between the Funds and Alliance Corporate and also voted to admit Alliance Corporate as Managing General Partner of the Funds the "Managing General Partner" to succeed Equitable Capital. Accordingly, on July 22, 1993, the closing date of the transaction described above, Alliance Corporate was admitted as the successor Managing General Partner of the Funds. Equitable Capital assigned all of its interest as General Partner to Alliance Corporate. Robert F. Shapiro, Robert W. Lear, Alton G. Marshall and William G. Sharwell, who are not affiliated with Alliance Corporate or "interested persons" of the Funds for purposes of the Investment Company Act of 1940 as amended (the "Investment
Company Act"), served as the Funds' independent general partners (the "Independent General Partners"). Messrs. Shapiro and Lear served from June 1988 until the Retirement Funds' dissolution, and Mr. Marshall and Dr. Sharwell served from 1989 until the Retirement Funds' dissolution. The Managing General Partner is an indirect partially-owned subsidiary of the Equitable Life Assurance Society of the United States ("Equitable Life") and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, Alliance Corporate was admitted as the successor investment adviser to the Funds (the "Investment Adviser") pursuant to a new investment advisory agreement executed as of July 22, 1993 and since such date, was responsible, subject to the supervision of the Independent General Partners, for the management of the Funds' investments.

     The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940, as amended. As such, it was subject to certain provisions of the Investment Company Act. The Retirement Fund filed Form N-54C to withdraw its election to be treated as a business development company on January 27, 1999. The description of the Retirement Fund's investment objective and policies, its management arrangements and certain provisions of the Investment Company Act that were applicable to the Retirement Fund during its term are set forth in the information contained in the Prospectus of the Retirement Fund, dated July 15, 1988 (the "Prospectus"), filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on July 19, 1988 under the following captions: "Investment Objective and Policies," "Management Arrangements" and "Regulation." Such information is incorporated by reference into this Item 1.

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

Investments

     As set forth in the Partnership Agreement, the Retirement Fund's investment period ended on October 12, 1991, three years after the Retirement Fund's operations commenced. Thereafter, the Retirement Fund was not permitted to acquire new Enhanced Yield Investments, but was permitted to make follow-on investments in existing portfolio companies. During the year ended December 31, 1998 and 1997, the Retirement Fund made no follow-on investment.

     During the year ended December 31, 1996, the Retirement Fund made a follow-on investment in one Managed Company at a total cost of $2,232.

     The Retirement Fund was liquidated and dissolved as of December 31, 1998, and as of that date the Retirement Fund had no Enhanced Yield Investments.
During  1998,  1997  and  1996  the Fund  receive  $4,714,134,  $50,807,443  and
$20,659,748, respectively, in principal payments and prepayment relating to certain Enhanced Yield Investments.

     During its term, the Retirement Fund invested in certain temporary investments, consisting principally of commercial paper with maturities of less than sixty days. Proceeds that were not invested in Enhanced Yield Investments or returned to Limited Partners were held in such temporary investments.

Competition

     The Retirement Fund has completed its investment period and reinvestment period and was liquidated and dissolved as of December 31, 1998. The Retirement Fund liquidated its investments during fiscal year 1998 and, as of December 31, 1998, held no portfolio investments.

Employees

     The Retirement Fund has no employees. The Managing General Partner, subject to the supervision of the Independent General Partners, managed and controlled the Retirement Fund's investments. Certain officers of Alliance Corporate were designated as agents of the Retirement Fund with titles corresponding to the titles of the offices held by such persons with Alliance Corporate. The
Retirement Fund Administrator performed administrative services for the Retirement Fund on behalf of the Managing General Partner.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      None.

                                     Part II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters

     The Retirement Fund filed Form 15 with the Commission on January 27, 1999 to terminate the registration of the Units under the Securities Exchange Act of 1934.

     The Units were illiquid securities and were subject to significant restrictions on transfer. The information in the Prospectus under the caption "Transferability of Units" is incorporated in this Item 5 by reference. There was no established trading market for the Units. The Partnership Agreement contained restrictions that were intended to prevent the development of a public market.

     The number of holders of Units as of December 31, 1998 was 23,945. The Managing General Partner held a general partner interest in the Retirement Fund and did not hold any Units. Pursuant to the terms of the Partnership Agreement, the Retirement Fund generally made distributions of cash interest, dividends and other income received from investments in excess of expenses of operation and reserves for expenses and certain investments and liabilities within 45 days after the end of each calendar quarter. Net cash receipts representing cumulative income and gains were distributed as soon as practicable after the related disposition. Such distributions were allocated among the Managing General Partner, and the Limited Partners, in general, first 99% to the Limited Partners and 1% to the Managing General Partner until the Limited Partners received a cumulative priority return of 10% non-compounded on an annual basis on their investments in Enhanced Yield Investments, second, 70% to the Limited Partners and 30% to the Managing General Partner until the Managing General Partner has received 20% of all current and prior distributions on such investments and, thereafter, 80% to the Limited Partners and 20% to the Managing General Partner. The Retirement Fund's distribution procedures are described in detail in the Prospectus under the caption "Distributions and Allocations"; the information under such caption is incorporated by reference in this Item 5.


Item 6. Selected Financial Data
                                                                             For the Years Ended

                                   December 31, 1998   December 31, 1997   December 31, 1996   December 31, 1995   December 31, 1994
TOTAL FUND INFORMATION:            -----------------   -----------------   -----------------   -----------------  -----------------
Cash Distributions to Partners        $ 9,965,927(a)      $  65,855,797(c)     $19,384,272(d)      $26,397,957        $ 30,860,830
Net Assets                                      -            17,402,161         85,429,641          88,842,112         115,578,330
Total Assets                                    -            17,506,475         85,552,314          88,926,178         115,662,552
Net Investment (Loss) Income           (1,586,094)              516,140          4,579,169           4,999,345           5,797,964
Net Change in Unrealized
 Appreciation (Depreciation)
 on Investments                        12,791,052           (16,270,956)        18,779,614          (6,915,689)         (5,675,676)
Net Realized (Losses)
 Gains on Investments                 (17,990,948)           13,929,328         (7,321,494)          1,744,317             642,557


PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                    $     45.08(a)      $      297.81(c)     $    87.44(d)       $    119.13        $     139.31


Cumulative Cash
 Distributions                           1,305.32(b)           1,260.24             962.43              874.99              755.86
Investment Income                            1.25                  9.50              29.00               32.00               38.24
Expenses                                    (8.42)                 7.19               8.49               (9.62)             (12.28)
Net Investment Income                       (7.17)                 2.31              20.51               22.38               24.09
Net Unrealized Appreciation
  (Depreciation) on Investments             57.28                (72.86)             84.10              (30.97)             (25.42)
Net Realized (Losses) Gains
 on Investments                            (80.57)                62.38             (32.79)               7.81                2.88
Net Asset Value                                 0                 75.47             381.46              397.85              516.98


(a) Includes Return of Capital of $6,879,760 or $31.12 per LP Unit.
(b) Includes Return of Capital of $587.00 per LP Unit.
(c) Includes Return of Capital of $34,277,214 or $155.05 per LP Unit.
(d) Includes Return of Capital of $6,484,042 or $29.33 per LP Unit.

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

      Investments

     As of December 31, 1998, the Retirement Fund had no Enhanced Yield Investments.

      Proceeds from Investments

      During the year ended December 31, 1998, the Retirement Fund received the following proceeds:

     During the year ended December 31, 1998, the Retirement Fund received a total of $161,436 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income was recorded on this transaction.

     During the year ended December 31, 1998, the Retirement Fund received additional proceeds of $48,189 from Polaris Pool Systems, Inc. This represents proceeds from the sale of the investments from prior years that were held in escrow for future adjustments and expenses.

     During the first quarter ended March 31, 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B common stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     During the year ending December 31, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $608,495 and realized a gain of $373,234 on the sale.

     On June 17, 1998, the Fund sold $278,384 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $36,470 resulting in a loss of $241,914.

     On July 24, 1998, the Fund sold its Pergament Home Centers, Inc. Floating Rate Demand Note , Class B and Class C common stocks for $448,800 resulting in a loss of $8,404,160 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc. 10% Senior Subordinated Note and common stock purchase warrants for $275,000 resulting in a loss of $378,289 to the Fund.

     On October 7, 1998, the Fund sold its Leather U.S., Inc. common stock for $124,380 resulting in a loss of $7,183,620 to the Fund.

     On November 5, 1998, the Fund sold its remaining portion of R&S/Strauss, Inc. 15% Senior Subordinated Note for $18,559 resulting in a loss of $1,828,057 to the Fund.

     On December 22, 1998, the Fund sold its Quantegy Acquisition Corp. common stock for $8,667 resulting in a loss of $2,713,623 to the Fund.

     All proceeds not used to pay expenses during the year ended December 31, 1998 were distributed to Limited Partners. The final distribution was paid on December 21, 1998. The Retirement Fund was liquidated and dissolved as of December 31, 1998, and a Certificate of Cancellation of Certificate of Limited Partnership was filed on January 27, 1999.

     For additional information, refer to the Supplemental Schedule of Realized Gains and Losses and Note 10 to the Financial Statements.

     The Retirement Fund's Enhanced Yield Investments were typically issued in private placement transactions and were subject to certain restrictions on transfer, and were thus relatively illiquid.

      The Retirement Fund, which is designed for tax-exempt investors, is not permitted to borrow to finance investments. The Partnership Agreement imposes certain limits on the use of proceeds from the disposition of investments for reinvestments.

     All cash dividends, interest and other income received by the Retirement Fund in excess of expenses of operation and reserves for expenses and certain investments and liabilities were distributed to the Limited Partners of the Retirement Fund and to the Managing General Partner, within 45 days after the end of each calendar quarter. Before each quarterly cash distribution, the Retirement Fund analyzed the then current cash projections and determined the amount of any additional reserves it deemed necessary.

Participation in Enhanced Yield Investments

     The Retirement Fund was liquidated and dissolved as of December 31, 1998, and had no assets as of that date. During its term, the Retirement Fund invested primarily in Enhanced Yield Investments, also known in the securities industry as "high yield securities". The securities in which the Retirement Fund invested were issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings, and were generally linked with an equity participation. Enhanced Yield Investments are debt and preferred equity securities that are below investment grade, i.e., unrated or rated by Standard & Poor's Corporation as BB or lower or by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with Enhanced Yield Investments than with investment grade securities because Enhanced Yield Investments are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions, and generally there is no quoted market for such securities.

     Although the Retirement Fund could not eliminate its risks associated with participation in Enhanced Yield Investments, it established risk management policies. The Retirement Fund subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by the Managing General Partner and that meet the Retirement Fund's investment guidelines or that were otherwise approved by the Independent General Partners.

     Retirement Fund investments were measured against specified Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limited the amount of its investment in a particular issuer. The Retirement Fund also continually monitored portfolio companies in order to minimize the risks associated with participation in Enhanced Yield Investments.

Results of Operations

     For the year ended December 31, 1998, the Retirement Fund had a net investment loss of $1,586,094, a decrease of $2,102,234 from the net investment income of $516,140 for the year ended December 31, 1997. The Retirement Fund had net investment income of $4,579,169 for the same period in 1996. Net investment income is comprised of investment income (primarily interest and dividend income) offset by expenses. The decrease in the 1998 net investment income versus the comparative period in 1997 reflects the decrease in interest and dividend income and a increase in Fund Administration Fees and Expenses.

     For the year ended December 31, 1998, the Retirement Fund had investment income of $275,799, as compared to $2,120,811 for the same period in 1997 and $6,475,628 for the same period in 1996. The decrease in 1998 investment income of 87% versus 1997 was primarily due to a decrease in the amount of accrual status debt securities held by the Fund due to sales and repayments of Enhanced Yield Investments during 1998. The decrease in the 1997 of investment income of 67% versus the comparative period in 1996 was primarily due to a decrease in the amount of accrual status debt securities held by the Retirement Fund due to the sales and repayments of Enhanced Yield Investments during 1997.

     The Retirement Fund incurred expenses of $1,861,893 for the year ended December 31, 1998, as compared to $1,604,671 for the same period in 1997 and $1,896,459 for the same period in 1996. The increase in the 1998 expenses versus the 1997 expenses of $257,222 was primarily due to an increase Fund Administration Fees and Expenses due to a new Fund Administrative Services Agreement entered into as of December 31, 1998 (as described in Note 7 to the Financial Statements) and Independent General Partners' Fees and Expense paid by the Fund offset by a decrease in Professional Fees. The decrease in 1997 expenses versus 1996 expenses of $291,788 was primarily due to the decrease in the Professional Fees and the Fund Administrative Fees and Expenses and Independent General Partner's Fees paid by the Fund.

     The Retirement Fund experienced a decrease in net assets resulting from operations for the year ended December 31, 1998 in the amount of $6,785,990, as compared to a decrease of $1,825,488 for the same period in 1997. The decrease in net assets in net in 1998 versus 1997 is attributable to an increase in net unrealized appreciation of $29,062,008, a decrease in net investment income of $2,102,234 and an increase in net realized loss of $31,920,276. (see Statements of Operations in the Financial Statements). The decrease in net assets resulting from operations in 1997 versus 1996 is attributable to an increase in unrealized depreciation of $35,050,570 offset by a decrease in net investment income of $4,063,029 and an increase in net realized gain of $21,250,822.

     For the years ended December 31, 1998,  1997, and 1996 the Retirement  Fund
incurred  Investment  Advisory  Fees  of  $874,348,   $906,195,   and  $842,503,
respectively, (as described in Note 6 to the Financial Statements).

     The Fund Administration Fees and Expenses (as described in Note 7 to the Financial Statements) for the years ended December 31, 1998, 1997 and 1996, were $813,910, $414,349 and $680,441, respectively. The increase of $399,561 from
1997 to 1998 is primarily the result of the Fund Administration Fee changing to an annual fee of $100,000 plus 100% of all direct out-of-pocket expenses incurred by the Retirement Fund Administrator on behalf of the Fund. During the years ended December 31, 1998, 1997 and 1996, the Retirement Fund incurred a total of $638,910, $314,349 and $146,468, respectively, of administrative expenses, consisting primarily of printing, audit and tax return preparation and custodian fees paid for by the Fund Administrator.

     Independent General Partners' Fees and Expense incurred for the years ended December 31, 1998, 1997 and 1996, were $148,951, $147,671 and $183,611, respectively. The changes are attributable to fluctuations in legal fees incurred by the Independent General Partners. (See Note 8 to the Financial Statements.)

     The Retirement Fund incurred professional fees of $22,426, $125,730 and $171,200 for the years ended December 31, 1998, 1997 and 1996, respectively, which included reimbursed legal fees to Debevoise & Plimpton and Equitable Life for legal services. (See Note 9 to Financial Statements.)

Unrealized Appreciation/Depreciation, and Non-Accrual of Investments

     During its term, the General Partners of the Retirement Fund determined, on a quarterly basis, the fair value of the Retirement Fund's portfolio securities that did not have a readily ascertainable market value. They were assisted in connection with such determination by the Managing General Partner, which established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of its portfolio securities. This valuation committee used available market information and appropriate valuation methodologies. In addition, the Managing General Partner retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

     For privately issued securities in which the Retirement Fund typically invested, the fair value of an investment is its initial cost, adjusted for amortization of discount or premium and as subsequently adjusted to reflect the occurrence of significant developments. "Significant developments" are business, economic or market events that may affect a company in which an investment has been made or the securities comprising such investment. For example, significant developments that could have resulted in a write-down in value include, among other things, events of default with respect to payment obligations or other developments indicating that a portfolio company's performance may fall short of acceptable levels. A write-up in value of an investment could have taken place when a significant favorable development occured, such as a transaction representing the partial sale of an investment that would result in a capital gain or company performance exceeding expected levels on a sustained basis.

     Although the General Partners used their best judgment in determining the fair value of these investments, there are inherent limitations in any valuation technique involving securities of the type in which the Retirement Fund invested. Therefore, the fair values presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

     For the years ended December 31, 1998 and 1997 the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $12,791,052 and net unrealized depreciation of $16,270,956, respectively. For the year ended December 31, 1996, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $18,779,614. The change of $29,062,008 from 1997 to 1998, in unrealized depreciation was primarily the result of the reversal of unrealized depreciation on Pergament Home Centers, Inc., Quantegy Acquisition Corp., R&S/Strauss, Inc. and Leather U.S., Inc. and the reversal of unrealized appreciation on Lexmark International Group, Inc. and Western Pioneer, Inc. (See
Note 12 to the Financial Statements.)

Realized Gains and Losses on Investments

     For the year ended December 31, 1998, the Retirement Fund recorded net realized losses of $17,990,948 on transactions involving eight Enhanced Yield Investments. (See Note 10 to the Financial Statements and the Supplemental Schedule of Realized Gains and Losses.) For the year ended December 31, 1997, the Retirement Fund realized a net gain on investments of $13,929,328. For the year ended December 31, 1996, the Retirement Fund realized a net loss of $7,321,494.

Item 8. Financial Statements and Supplementary Data


               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.


                                TABLE OF CONTENTS


Independent Auditors' Report

Statements of Assets, Liabilities and Partners' Capital
  As of December 31, 1998 and 1997

Statements of Operations
  For the Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows
  For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in Net Assets
  For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1998, 1997 and 1996

Supplementary Schedule of Realized Gains and Losses
  For the Year Ended December 31, 1998

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Equitable Capital Partners (Retirement Fund), L.P.

     We have audited the accompanying statements of assets, liabilities and partners' capital of Equitable Capital Partners (Retirement Fund), L.P. (the "Retirement Fund") as of December 31, 1998 and 1997 and the related statements of operations, cash flows, changes in net assets and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Fund's General Partners. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include confirmation of securities owned as of December 31, 1998, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Retirement Fund as of December 31, 1998 and 1997, the results of operations, its cash flows and the changes in its net assets and partners' capital for the respective stated periods, in conformity with generally accepted accounting principles.

     As explained in Note 2, the financial statements of the Retirement Fund include securities valued at $7,083,787 as of December 31, 1997 representing
40.5 percent of total assets, whose values have been estimated by the General Partners of the Retirement Fund in the absence of readily ascertainable market values. We have reviewed the procedures used by the General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of realized gains and losses for the year ended December 31, 1998 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Retirement Fund's General Partners. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP
New York, New York
February 22, 1998

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL


ASSETS:                                                             Notes             December 31, 1998         December 31, 1997
                                                                   -------            -----------------         -----------------

    Investments                                                    2,10,12
        Enhanced Yield Investments at Value-
            Managed Companies
            (amortized cost of $0 at
            December 31, 1998 and $12,155,290
            at December 31, 1997)                                                           $         -              $  4,847,290
            Non-Managed Companies
            (amortized cost of $0 at
            December 31, 1998 and $10,367,470
            at December 31, 1997)                                                                     -                 4,884,451
        Temporary Investments
            (at amortized cost)                                                                       -                 6,898,850

    Cash                                                                                              -                    24,028
    Interest Receivable                                             2,12                              -                    19,322
    Note Receivable                                                  3,4                              -                   832,534

TOTAL ASSETS                                                                                $         -              $ 17,506,475
                                                                                            ===========              ============


LIABILITIES AND PARTNERS' CAPITAL

    Liabilities
        Professional Fees Payable                                     9                     $         -              $     52,721
        Independent General Partners' Fees Payable                    8                               -                     9,788
        Fund Administrative Expenses Payable                          7                               -                    38,958
        Other Accrued Liabilities                                                                     -                     2,847
            Total Liabilities                                                                         -                   104,314

    Partners' Capital
        Managing General Partner                                     3,4                              -                   717,018
        Limited Partners (221,072 Units)                              4                               -                16,685,143
            Total Partners' Capital                                                                   -                17,402,161

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $         -              $ 17,506,475
                                                                                            ===========              ============


                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                             STATEMENTS OF OPERATIONS

                                                                             For the Years Ended
                                                               -----------------------------------------------
                                                                December 31,     December 31,     December 31,
                                                                   1998             1997              1996
                                                                ------------     ------------    -------------
INVESTMENT INCOME- NOTES 2,12:
      Interest                                                 $     275,799    $   2,053,480    $   4,603,229
      Dividend                                                          --             67,331        1,872,399
                    TOTAL INVESTMENT INCOME                          275,799        2,120,811        6,475,628

EXPENSES:
      Investment Advisory Fee- Note 6                                874,348          906,195          842,503
      Fund Administration Fees and Expenses- Note 7                  813,910          414,349          680,441
      Independent General Partners'
       Fees and Expenses - Note 8                                    148,951          147,671          183,611
      Professional Fees - Note 9                                      22,426          125,730          171,200
      Insurance Fees                                                                    5,126            4,410
      Valuation Expenses                                               2,258            5,600           14,294
                    TOTAL EXPENSES                                 1,861,893        1,604,671        1,896,459

NET INVESTMENT (LOSS) INCOME                                      (1,586,094)         516,140        4,579,169

NET CHANGE IN UNREALIZED APPRECIATION
      (DEPRECIATION) ON INVESTMENTS- NOTE 12                      12,791,052      (16,270,956)      18,779,614

NET REALIZED (LOSS) GAIN ON INVESTMENTS- NOTE 10                 (17,990,948)      13,929,328       (7,321,494)

NET (DECREASE) INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                $  (6,785,990)   $  (1,825,488)   $  16,037,289
                                                               =============    =============    =============


                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                           STATEMENTS OF CASH FLOWS



                                                                                        For the Years Ended
                                                                         -----------------------------------------------
                                                                          December 31,    December 31,      December 31,
                                                                               1998            1997               1996
INCREASE (DECREASE) IN CASH                                              -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest and Discount Income                                      $      11,080    $   2,054,172    $   3,990,822
       Fund Administration Fees and Expenses                                  (852,868)        (418,476)        (665,800)
       Investment Advisory Fee                                                (874,348)        (906,195)        (842,503)
       Independent General Partners' Fees and Expenses                        (158,739)        (158,730)        (172,309)
       Valuation Expenses                                                       (5,105)          (8,854)         (12,435)
       Sale (Purchase) of Temporary Investments, Net                         7,182,892       14,575,782       (3,390,853)
       Proceeds from Sales and Principal Payments of
            Enhanced Yield Investments                                       4,714,134       50,807,443       20,659,748
       Professional Fees                                                       (75,147)        (125,275)        (158,255)
       Insurance Fees                                                             --             (2,990)            (375)
Net Cash Provided by Operating Activities                                    9,941,899       65,816,877       19,408,040
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash Distributions to Partners                                       (9,965,927)     (65,855,797)     (19,384,272)
Net Cash Used in Financing Activities                                       (9,965,927)     (65,855,797)     (19,384,272)
Net Increase in Cash                                                           (24,028)         (38,920)          23,768
Cash at the Beginning of the Period                                             24,028           62,948           39,180
Cash at the End of the Period                                            $        --      $      24,028    $      62,948
                                                                         =============    =============    =============


                                     RECONCILIATION OF NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM
                                             OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net (Decrease) Increase In Net Assets
     Resulting From Operations                                           $  (6,785,990)   $  (1,825,488)   $  16,037,289

Adjustments to Reconcile Net (Decrease) Increase in Net Assets
       Resulting from Operations to Net Cash Provided by Operating
       Activities:
Decrease in Investments                                                     29,887,974       51,453,897       24,590,390
Increase in Accrued Interest and Other Investment Income                      (264,719)         (66,640)      (2,484,809)
Decrease in Prepaid Expenses                                                      --              2,511            4,412
(Decrease) Increase  in Other Accrued Liabilities                               (2,847)          (3,254)           1,859
(Decrease) Increase in Fund Administration Expenses Payable                    (38,958)          (4,127)          14,640
Net Change in Unrealized (Appreciation) Depreciation on Investments        (12,791,052)      16,270,956      (18,779,614)
(Decrease) Increase in Independent General Partners' Fees Payable               (9,788)         (11,058)          11,303
(Decrease) Increase in Professional Fees Payable                               (52,721)              80           12,570
Total Adjustments                                                           16,727,889       67,642,365        3,370,751
Net Cash Provided by Operating Activities                                $   9,941,899    $  65,816,877    $  19,408,040
                                                                         =============    =============    =============



                              See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS

                                                                                   For the Year Ended
                                                                     ----------------------------------------------
                                                                     December 31,     December 31,     December 31,
                                                                         1998             1997             1996
                                                                     ------------    -------------    -------------
FROM OPERATIONS:

     Net (Decrease) Increase in Net Assets
       Resulting from Operations                                    $  (6,785,990)   $  (1,825,488)   $  16,037,289

     Cash Distributions to Partners                                    (9,965,927)     (65,855,797)     (19,384,272)

     Reduction in Managing General Partners'
       Contribution                                                      (650,244)        (346,195)         (65,488)

     Total Decrease                                                   (17,402,161)     (68,027,480)      (3,412,471)

NET ASSETS:

     Beginning of Period                                               17,402,161       85,429,641        88,842,112

     End of Period                                                  $           0    $  17,402,161     $  85,429,641
                                                                    =============    =============     =============

                             See the Accompanying Notes to Financial Statements

                              EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                     Managing        Limited
                                                        Notes    General Partner    Partners         Total
                                                        -----    ---------------   -----------   -------------

FOR THE YEAR ENDED DECEMBER 31, 1996

Partners' Capital at January 1, 1996                                $1,058,667   $  87,783,445    $ 88,842,112
Cash Distributions to Partners                                         (53,737)    (19,330,535)    (19,384,272)
Reduction in Managing General Partners' Contribution         3         (65,488)           --           (65,488)
Allocation of Net Investment Income                         11          45,791       4,533,378       4,579,169
Allocation of Net Unrealized Appreciation
  on Investments                                            12         187,796      18,591,818      18,779,614
Allocation of Net Realized Loss on Investments                         (73,215)     (7,248,279)     (7,321,494)
Partners' Capital at December 31, 1996                              $1,099,814   $  84,329,827    $ 85,429,641
                                                                    ==========   =============    ============

FOR THE YEAR ENDED DECEMBER 31, 1997

Partners' Capital at January 1, 1997                                $1,099,814   $  84,329,827    $ 85,429,641
Cash Distributions to Partners                                         (18,345)    (65,837,452)    (65,855,797)
Reduction in Managing General Partners' Contribution         3        (346,195)           --          (346,195)
Allocation of Net Investment Income                         11           5,161         510,979         516,140
Allocation of Net Unrealized Depreciation
  on Investments                                            12        (162,710)    (16,108,246)    (16,270,956)
Allocation of Net Realized Gain on Investments                         139,293      13,790,035      13,929,328
Partners' Capital at December 31, 1997                               $ 717,018    $ 16,685,143    $ 17,402,161
                                                                  ============    ============    ============

FOR THE YEAR ENDED DECEMBER 31, 1998

Partners' Capital at January 1, 1998                                 $ 717,018    $ 16,685,143    $ 17,402,161
Cash Distributions to Partners                                            --        (9,965,927)     (9,965,927)
Reduction in Managing General Partners' Contribution         3        (650,244)           --          (650,244)
Allocation of Net Investment Loss                           11         (14,777)     (1,571,317)     (1,586,094)
Allocation of Net Unrealized Appreciation
  on Investments                                            12         127,911      12,663,141      12,791,052
Allocation of Net Realized Loss on Investments                        (179,908)    (17,811,040)    (17,990,948)
Partners' Capital at December 31, 1998                            $        --     $        --     $       --
                                                                  ============    ============    ============




                            See the Accompanying Notes to Financial Statements

               EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                      FOR THE YEAR ENDED DECEMBER 31, 1998




                                                                    PAR VALUE OR
                                                     DATE OF         NUMBER OF      AMORTIZED          NET            REALIZED
SECURITY                                           TRANSACTION         SHARES          COST          PROCEEDS        GAIN (LOSS)
------------------------------------              -------------     ------------   -----------     -------------   --------------
Lexmark International Group, Inc.
   Common Stock                                      various             69,683    $   464,555      $   2,801,847   $  2,337,292

MTI Holdings, Inc.
   12% Sr. Sec. Note                                 3/12/98         $  113,386        113,386            113,386             --
   Common Stock                                                           8,125        121,875            121,875             --
   Common Stock Purchase Warrants                                         2,264             --                 --             --


Total Net Realized Gain for the
  Three Months Ended March 31, 1998                                                $   699,816      $   3,037,108   $  2,337,292
                                                                                   ===========      =============   ============


MTI Holdings, Inc.
   Common Stock                                                           8,125    $        --      $     318,105   $    318,105
   Common Stock Purchase Warrants                                         2,264             --             55,129         55,129

Polaris Pool Systems, Inc.
  Common Stock                                       4/23/98                 --             --              1,754          1,754 (A)

R&S/ Strauss, Inc.
   15% Sr. Sub. Note                                 6/17/98         $  278,384        278,384             36,470       (241,914)

Total Net Realized Gain for the
  Three Months Ended June 30, 1998                                                 $   278,384      $     411,458   $    133,074
                                                                                   ===========      =============   ============
Pergament Home Centers, Inc.
    Floating Rate Demand Note                        7/24/98         $2,543,200    $ 2,120,960      $     448,800   $ (1,672,160)
    Common Stock Class B                                                299.200      6,732,000                 --     (6,732,000)
    Common Stock Class C                                                106.778             --                 --             --

Western Pioneer, Inc.
    10% Sr. Sub. Note                                9/15/98         $4,730,000        653,289            275,000       (378,289)
    Common Stock Purchase Warrants                                       81,081             --                 --             --

Total Net Realized Loss for the
  Three Months Ended September 30, 1998                                            $ 9,506,249      $     723,800   $ (8,782,449)
                                                                                   ===========      =============   ============
Leather U.S., Inc.
    Common Stock                                     10/7/98             621.90    $ 7,308,000      $     124,380   $ (7,183,620)

R&S/Strauss, Inc.
    15% Sr. Sub. Note.                               11/5/98         $1,846,616      1,846,616             18,559     (1,828,057)

Quantegy Acquisition Corp.
    Common Stock                                    12/22/98             123.50      2,722,290              8,667     (2,713,623)

Polaris Pool Systems, Inc.
    Common Stock                                    12/31/98                  -              -             46,435         46,435 (A)


Total Net Realized Loss for the
  Three Months Ended December 31, 1998                                             $11,876,906      $     198,041   $(11,678,865)
                                                                                   ===========      =============   ============

Total Net Realized Loss for the
  Year Ended December 31, 1998                                                     $22,361,355      $    4,370,407  $(17,990,948)
                                                                                   ===========      ==============  ============




(A)  Proceeds represent a distribution  to the  Retirement  Fund from the escrow account.

See the Accompanying Notes to Financial Statements.

                   EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1998

1.  Partnership Dissolution and Liquidation

     Equitable Capital Partners, L. P. (the "Fund") sold its last Enhanced Yield Investment on December 22,1998 and, thereby, dissolved in accordance with
Article 4, Section 4.01 (iv) of its Amended and Restated Agreement of Limited Partnership.

     Final distributions were paid to the Limited Partners on December 21,1998. Accordingly, the accompanying financial statements are the final financial statements of the Partnership.

     A Certificate of Cancellation of Certificate of Limited Partnership was accepted for filing by the Secretary of State of the State Delaware on January 27, 1999.

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

     As stated in the Partnership Agreement, the Retirement Fund reached the end of its ten year term on October 13, 1998. The Retirement Fund made a final distribution on December 21, 1998.

2.    Significant Accounting Policies

      Basis of Accounting

      For financial reporting purposes, the Retirement Fund's records are maintained using the accrual method of accounting.

      Valuation of Investments

     Securities are valued at market or fair value. Market value is used for securities for which market quotations are readily available. For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the General Partners of the Retirement Fund. The total value of securities without a readily ascertainable market value is $0 and $7,083,787 as of December 31, 1998 and 1997, respectively, representing 40.5% of 1997 total assets. In connection with such determination, the Managing General Partner has established a valuation committee comprised of senior executives to assess the Retirement Fund's portfolio and make recommendations regarding the value of the Retirement Fund's portfolio securities. This valuation committee uses available market information and appropriate valuation methodologies. In addition, the Managing General Partner has retained Arthur D. Little, Inc., a nationally recognized independent valuation consultant, to review such valuations.

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

3.    Note Receivable

     On July 22, 1993, pursuant to the terms of the Retirement Fund's Amended and Restated Agreement of Limited Partnership, Alliance Corporate, as the successor Managing General Partner of the Retirement Fund, has contributed a non-interest bearing promissory note (the "Note") to the Retirement Fund in an aggregate amount equal to 1.01% of the aggregate Net Capital Contributions of all Limited Partners (less distributions representing returns of capital). Net Capital Contributions are comprised of gross offering proceeds, after giving effect to volume discounts (and after netting of sales commissions, organization, offering and sales and marketing expenses), less returns of capital distributed to Limited Partners. The principal amount of the Note is reduced proportionally as returns of capital are received by the Fund. Such return of capital received for the year ended December 31, 1998, resulted in a $650,244 reduction of the principal amount of the Note. The remainder of the Note was paid by Alliance Capital at year ended December 31, 1998.

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

     The Investment Advisory Fee is calculated and paid quarterly, in advance. The Investment Advisory Fees paid by the Retirement Fund for the years ended December 31, 1998, 1997 and 1996 were $874,348, $906,195 and $842,503, respectively. The decrease from 1997 to 1998 in the Investment Advisory Fee is due primarily to 1997 reflecting an adjustment for the difference between the Minimum Amount due to the Investment Advisor and what was paid for the quarters ending December 31, 1996 and March 31, 1997.

     The Investment Advisory Agreement was terminated on December 31, 1998.

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

     The Retirement Fund Administration Fees paid by the Retirement Fund for the years ended December 31, 1998, 1997 and 1996 were $175,000, $100,000 and
$533,973, respectively.

     Beginning October 13, 1997, MLFAI is entitled to receive reimbursement for all of direct out-of-pocket expenses incurred in connection with the administration of the Retirement Fund, commencing on October 13, 1992. For the years ended December 31, 1998, 1997 and 1996 the Retirement Fund incurred Administrative expenses of $638,910, $314,349 andd $146,468 respectively, which consisted primarily of printing, audit and tax return preparation and custodian fees paid for by MLFAI on behalf of the Retirement Fund.

     Upon termination of the Fund on December 31, 1998, the prior Fund Administrative Services Agreement with MLFAI was terminated. A new agreement commencing January 1, 1999, will provide certain post termination administrative services.

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

     For the years ended December 31, 1998, 1997 and 1996, the Retirement Fund incurred $148,951, $147,671, and $183,611, respectively, of Independent General Partners' Fees and Expenses.

9.    Related Party Transactions

     For the years ended December 31, 1998, the Retirement Fund paid no related party expenses. For the years ended 1997 and 1996, the Retirement Fund paid expenses of $21,995, and $102,008, respectively, as reimbursement for amounts paid for legal services provided by Equitable Life in connection with the Retirement Fund's Enhanced Yield Investments. The Retirement Fund is paying Alliance Corporate an Investment Advisory Fee for its services as described in
Note 6. Additionally, the Retirement Fund paid sales commissions to Equico Securities, a related party, as described in Note 5.

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

     During the year ended December 31, 1998, the Retirement Fund received a total of $161,436 from Pergament Home Centers, Inc. as a principal paydown of the Floating Rate Demand Note held by the Retirement Fund. No gain, loss or income was recorded on this transaction.

     During the year ended December 31, 1998, the Retirement Fund received additional proceeds of $48,189 from Polaris Pool Systems, Inc. This represents proceeds from the sale of the investments from prior years that were held in escrow for future adjustments and expenses.

     During the first quarter ended March 31, 1998, the Retirement Fund sold the remaining 69,683 shares of Lexmark International Group, Inc. Class B common stock for $2,801,847 resulting in a gain of $2,337,292 to the Retirement Fund.

     During the year ending December 31, 1998, the Retirement Fund sold its MTI Holdings, Inc. 12% Senior Secured Note, common stock and warrants for $608,495 and realized a gain of $373,234 on the sale.

     On June 17, 1998, the Fund sold $278,384 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note for $36,470 resulting in a loss of $241,914.

     On July 24, 1998, the Fund sold its Pergament Home Centers, Inc. Floating Rate Demand Note , Class B and Class C common stocks for $448,800 resulting in a loss of $8,404,160 to the Fund.

     On September 15, 1998, the Fund sold its Western Pioneer, Inc 10% Senior Subordinated Note and common stock purchase warrants for $275,000 resulting in a loss of $378,289 to the Fund.

     On October 7, 1998, the Fund sold its Leather U.S., Inc. common stock for $124,380 resulting in a loss of $7,183,620 to the Fund.

     On November 5, 1998, the Fund sold its remaining portion of R&S/Strauss, Inc. 15% Senior Subordinated Note for $18,559 resulting in a loss of $1,828,057 to the Fund.

     On December 22, 1998, the Fund sold its Quantegy Acquisition Corp. common stock for $8,667 resulting in a loss of $2,713,623 to the Fund.

     All proceeds not used to pay expenses during the year ended December 31, 1998 were distributed to Limited Partners. The final distribution was paid on December 21, 1998. The Retirement Fund was liquidated and dissolved as of December 31, 1998, and a Certificate of Cancellation of Certificates of Limited Partnership was filed on January 27, 1999.

     As of December 31, 1998, the Retirement Fund had no investments in Enhanced Yeild Investments.

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

     For the year ended December 31, 1998, earnings were allocated 99% to the Limited Partners, as a class, and 1% to the Managing General Partner, except for certain adjustments which were necessary in allocating investment loss.

12. Unrealized Appreciation/Depreciation, and Non-Accrual of Investments

     For the year ended December 31, 1998, the Retirement Fund recorded net unrealized appreciation on Enhanced Yield Investments of $12,791,052. Such appreciation was the result of adjustments in value made with respect to the following investments during 1998:

     The amount includes the reversal of $2,183,398 of unrealized appreciation of Lexmark International Group, Inc. Class B Common Stock, due to the sale of the remaining 69,683 shares.

     On March 31, 1998, Quantegy Acquisition Corp. common stock was written down from 100% to 15% of remaining cost, resulting in unrealized depreciation of $2,313,946 to the Retirement Fund.

     On March 31, 1998, the R&S/Strauss, Inc. 15% Senior Subordinated Note was written down from 100% to 25% of par, resulting in unrealized depreciation of $1,593,750 to the Retirement Fund.

     On March 31, 1998, the Western Pioneer, Inc. 10% Senior Subordinated Note par value was reduced resulting in unrealized depreciation of $240.

     On June 30, 1998, Quantegy Acquisition Corp. common stock was written down from 15% to 6.4% of remaining cost, resulting in unrealized depreciation of $234,431 to the Retirement Fund.

     On June 30, 1998, R&S/Strauss, Inc. 15% Senior Subordinated Note was written down from 25% to 13% of par, resulting in unrealized depreciation of $221,594 to the Retirement Fund.

     The reversal of $208,788 of unrealized depreciation due to the sale of $278,384 par value of R&S/Strauss, Inc. 15% Senior Subordinated Note.

     The reversal of $8,432,401 of unrealized depreciation due to the sale of its Pergament Home Centers, Inc. Floating Rate Demand Note , Class B and Class C common stocks.

     The reversal of $765,711 of unrealized appreciation due to the sale of its Western Pioneer, Inc. 10% Senior Subordinated Note and common stock purchase warrants.

     On September 30, 1998, Quantegy Acquisition Corp. common stock was written down from 6.4% of cost to zero resulting in unrealized depreciation of $173,913 to the Fund.

     On  September  30,  1998,  the  remaining  R&S/Strauss,   Inc.  15%  Senior
Suborinated Note was written down from 13% of par to zero resulting in unrealized depreciation of $240,060 to the Fund.

     The reversal of $7,308,000 of unrealized depreciaiton due to the sale of its Leather U.S., Inc. common stock.

     The reversal of $2,722,290 of unrealized depreciation due to the sale of its Quantegy Acquistion Corp. common stock.

     The reveral of $1,846,616 of unrealized depreciation due to the sale of its R&S/Strauss, Inc. 15% Senior Subordinated Note.

13.   Income Taxes

      No provision for income taxes has been made since all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference between the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the Financial Statements. Due to the termination, the partnership had no assets or liabilities at December 31, 1998.

Item 9.    Disagreements on Accounting and Financial Disclosure

      None.

                                  Part III

Item 10.   Directors and Executive Officers of the Registrant

The Retirement Fund

     The Retirement Fund's general partners (the "General Partners") were responsible for the management and administration of the Retirement Fund. The General Partners consisted of Alliance Corporate succeeding Equitable Capital, as the Managing General Partner, and four individuals serving as Independent General Partners. Each Independent General Partner was not an "interested person" of the Retirement Fund as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act").

Independent General Partners

     The Independent General Partners provided overall guidance and supervision with respect to the operations of the Retirement Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Independent General Partners supervised the Managing General Partner and must, with respect to any Enhanced Yield Investment, either certify that it meets the Retirement Fund's investment guidelines or specifically approve it. The Independent General Partners were also responsible for approving certain transactions pursuant to the conditions of an exemptive order issued by the Securities and Exchange Commission (the
"Commission") under which the Retirement Fund operates. In addition, if a portfolio company is in material default with respect to its payment obligations under any lending agreement to which it is a party or has a ratio of earnings before interest, taxes and depreciation to cash fixed charges of 1.1 to 1 or less for the latest fiscal year for which financial statements are available, the Independent General Partners are required to approve any changes in the terms of the Fund's investment in such a portfolio company.

     Messrs. Robert W. Lear and Robert F. Shapiro served as Independent General Partners of the Retirement Fund and the Enhanced Yield Fund since June 1988. On April 12, 1989, Mr. Alton G. Marshall and Dr. William G. Sharwell were admitted to the Retirement Fund and the Enhanced Yield Fund, increasing the total number of Independent General Partners to four. Each Independent General Partner held office until the Retirement Fund was liquidated and dissolved.

     Mr. Lear, age 81, has been an Executive-in-Residence and Visiting Professor at the Columbia University Graduate School of Business since 1977. He is also a director of Cambrex Corp. and the Korea Fund (a closed-end investment fund). Mr. Lear is a trustee of the Scudder Institutional Funds (mutual funds) and a member of the advisory board of the Welsh, Carson, Anderson, Stowe Venture Capital Funds.

     Mr.  Shapiro,  age  64  is  the  President  of  RFS  &  Associates,   Inc.
(consultants and investments). From 1986 to 1987 he was the Co-Chairman of Wertheim Schroeder & Co. Inc. (investment bankers) and from 1974 to 1986 he was the President of its predecessor, Wertheim & Co. Inc. Mr. Shapiro is a director of TJX Companies, Inc. (specialty retailing), a director of American Building Companies and the Burnham Fund Inc. (mutual fund). Mr. Shapiro was Chairman of the Securities Industry Association in 1985.

     Mr. Marshall, age 77, is Senior Fellow of the Nelson A. Rockefeller Institute of Government. He is also President of Alton G. Marshall Associates, Inc. (real estate consultants). He was Chairman and Chief Executive Officer of Lincoln Savings Bank from 1984 to 1991. He is also a Director of New York State Electric and Gas Corporation. He is a Trustee of EQK Realty Investors I and EQK Green Acres (real estate investors), and a Trustee of The Hudson River Trust, which is a mutual fund receiving investment advice from Alliance Capital.

     Dr. Sharwell, age 78, served as the President of Pace University from 1984 to 1990, after retiring in 1984 as Senior Vice President of AT&T. He is also a director of USLife Corporation, American Biogenetic Sciences, Inc. and United States Life Insurance Company.

Managing General Partner

     The Managing General Partner was responsible for purchasing investments for the Retirement Fund which the Independent General Partners reviewed for compliance with the investment guidelines or otherwise approved, for providing administrative services to the Retirement Fund and for the admission of assignee Limited Partners to the Retirement Fund.

Management of Alliance Corporate and the Retirement Fund

      The senior officers of Alliance Corporate responsible for overseeing the management of the Retirement Fund are:

                         Position with Alliance Corporate Finance
                         Group Incorporated
                         ----------------------------------------

James R. Wilson          President

William Gobbo, Jr.       Senior Vice President

Christopher Bricker      Vice President and Chief Accounting Officer


      James R. Wilson, age 52, is the President of Alliance Corporate and is in charge of Alliance Corporate's Finance Department. He has specialized in private placement investment management for over 20 years. He joined Equitable Life in 1970. From 1975 to 1978, he was in charge of the Private Placement Department's Atlanta regional office, responsible for making direct placement loans to middle market companies. He then returned to the home office to supervise the credit review and approval procedures of all six regional offices. In 1980, Mr. Wilson joined the Investment Recovery Division of Equitable Capital Management Corporation and subsequently became its head. During his tenure in investment recovery, he was instrumental in a number of major restructuring and recapitalizations of troubled companies and served as chairman of several creditors' committees. Mr. Wilson was elected senior vice president and deputy head of Equitable Capital's Corporate Finance Department in 1985, and in 1991 he became executive vice president and head of the Corporate Finance Department. He was named President of Alliance Corporate Finance Group in 1993 in connection with the Alliance Capital/Equitable Capital merger. Mr. Wilson has served on several corporate Boards and presently is a director of US Leather, Inc. He is active in private placement industry events, has been a speaker at many industry conferences on leveraged buyouts and mezzanine finance and served as Chairman of the annual Private Placement Conference in 1994. Mr. Wilson is a graduate of Denison University and holds an MBA from the University of Pittsburgh.

     Mr. William Gobbo, Jr., age 54, is a Senior Vice President of Alliance Corporate. Mr. Gobbo joined Alliance Corporate through the combination with Equitable Capital. Mr. Gobbo joined Equitable Life in 1967 as an economist in the office of Equitable's Chief Economist. He joined the Private Placement Department in 1976 and in 1984 became head of an investment group that was responsible for the Department's lending activities involving financial institutions and heavy industrial companies.

     Christopher J. Bricker is a Vice President of Alliance Fund Services. He is responsible for the Accounting operations for approximately 85 Offshore and Partnership Investment Vehicles with approximately $20 billion in assets under management. Mr. Bricker has been with Alliance for 7 years and prior to joining Alliance, he worked at Dean Witter in their Intercapital Division for approximately 2 years. Mr. Bricker has a BS in Accounting from Marist College and a MBA in Finance from Long Island University.

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

The Administrator

     The Administrator performs certain operating and administrative services for the Retirement Fund on behalf of the Managing General Partner pursuant to an administrative services agreement, dated October 13, 1988, among the Retirement Fund, Equitable Capital and the Administrator. Under a new agreement that commenced on January 1, 1999, the Administrator will provide certain post termination administrative services.


      The information contained in the Prospectus under the caption "Management Arrangements" is incorporated by reference into this Item 10.

Item 11.   Executive Compensation

     The information with respect to compensation of the Independent General Partners set forth under the caption "Management Arrangements -- The Independent General Partners" in the Prospectus is incorporated by reference into this Item
11. The Retirement Fund paid Mr. Lear $34,500, Mr. Shapiro $34,500, Mr. Marshall $34,500 and Dr. Sharwell $34,500 in fees, with respect to their services as Independent General Partners in 1998.

     The information with respect to the "Fund Administration Fee and Expenses" payable to the Administrator set forth under the caption "Management Arrangements -- The Administator" in the Prospectus is incorporated by reference into this Item 11. The Retirement Fund paid $852,868 to the Administrator in 1998.

     The information with respect to the "Investment Advisory Fee" payable to Alliance Corporate (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements -- Description of Investment Advisory Agreements" in the Prospectus is incorporated by reference into this
Item 11. The Retirement Fund paid Alliance Corporate $874,348 with respect to the Investment Advisory Fee for 1998.

     Alliance Corporate, as Managing General Partner, received no distributions of net investment income in 1998.

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

Item 13.   Certain Relationships and Related Transactions

     The Retirement Fund co-invested in Enhanced Yield Investments with the Equitable Capital Partners, L.P. and certain affiliates of Equitable Capital pursuant to the terms of an exemptive order granted by the Commission on August 11, 1988 permitting co-investments on certain terms and conditions, Equitable Capital Partners, L.P., et al. (812-6983) IC-16522, August 11, 1988 (the "Order"). On December 31, 1990, the Commission granted a request to: (I) permit any person serving as an officer, director or employee of Equitable Life or any of its subsidiaries to serve as a director of Equitable Capital; (ii) permit Equitable Life and its subsidiaries (other than Equitable Capital) and certain other affiliates of Equitable Capital to invest as limited partners in sponsor limited partnerships which invest in transactions in which the Retirement Funds also invest; and (iii) amend and restate all of the conditions and undertakings contained in the August 11, 1988 Order to conform them to those contained in the application filed with the Commission on behalf of Equitable Capital Partners II, L.P. and Equitable Capital Partners (Retirement Fund) II, L.P. Equitable Capital Partners (Retirement Fund), L.P., et al. (812-7328) IC - 17925, December 31, 1990.

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

**** Incorporated by reference to the Retirement Fund's Annual Report of Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on November 22, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                             EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                             By:  Alliance Corporate Finance Group
                                  Incorporated, as Managing General Partner

Dated: March 30, 1999             /s/  James R. Wilson
                                  -----------------------------
                                  James R. Wilson
                                  Title:  President



Dated: March 30, 1999            /s/ Christopher Bricker
                                 ------------------------------
                                 Christopher Bricker
                                 Title:  Vice President and Chief
                                         Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March, 1999.

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

________________________
John D. Carifa             Director of Alliance Corporate

________________________
Frank Savage               Director of Alliance Corporate


________________________   Co-Chairman, Co-Chief Executive Officer and
Mark Arnold                Director of Alliance Corporate


________________________   Co-Chairman, Co-Chief Executive Officer and
Alastair Tedford           Director of Alliance Corporate

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                          EQUITABLE CAPITAL PARTNERS (RETIREMENT FUND), L.P.

                          By: Alliance Corporate Finance Group Incorporated, as Managing General Partner,

Dated: March 30, 1999          /s/  James R. Wilson
                               ------------------------
                               James R. Wilson
                               Title:  President


Dated: March 30, 1999          /s/  Christopher Bricker
                               ------------------------
                               Christopher Bricker
                               Title:  Vice President and Chief
                                       Accounting Officer

      Pursuant to the Requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of March, 1999.

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